Form 10-Q
period 1996-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1996-05-14
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                        Commission File No.
  March 31, 1996                                                  0-19188



                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




      Delaware                                                   51-0295865
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)



                               3 Centennial Drive
                          Peabody, Massachusetts 01960
                    (Address of principal executive offices)


                                 (508) 538-1500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,426,076 shares of Common Stock, $.01 par value per share, as of May 6, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                     CONSOLIDATED BALANCE SHEETS
                              (In thousands, except per share amounts)


                                                                             MARCH        SEPTEMBER
                                                                            31, 1996      30, 1995
                                                                            --------      ---------
ASSETS                                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                               $ 14,384      $ 20,475
    Investment securities                                                                   12,044
    Accounts receivable, net of allowance for doubtful accounts of $773
      on March 31, 1996 and $806 on September 30, 1995                        34,745        33,467
    Inventory                                                                 27,412        27,606
    Prepaid expenses and deferred taxes                                        7,671         5,908
                                                                            --------      --------
      Total current assets                                                    84,212        99,500
Property, plant and equipment, net                                           226,086       206,743
Intangibles and deferred finance charges, net                                  6,470         7,081
Long-term note receivable and other assets                                     4,134         1,153
                                                                            --------      --------
                                                                            $320,902      $314,477
                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                        $ 12,078      $ 18,123
    Accrued expenses                                                          11,570        17,160
    Accrued interest                                                           8,796         8,776
    Current portion of long-term debt                                          4,000
                                                                            --------      --------
      Total current liabilities                                               36,444        44,059

Long-term debt                                                               160,500       156,500
Deferred taxes and other credits                                              21,157        14,860

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
     no shares outstanding
Common Stock, $.01 par value:
    Voting -- authorized, 14,865 shares; issued, 10,401 at
         March 31, 1996 and 9,986 shares at September 30, 1995                   104           100
    Nonvoting -- 135 shares at September 30, 1995                                                1
Additional paid-in capital                                                    87,423        84,823
Retained earnings                                                             17,687        14,780
Cumulative translation adjustments                                               295           501
                                                                            --------      --------
                                                                             105,509       100,205
Treasury stock and other, 345 and 149 shares at March 31, 1996
      and September 30, 1995, respectively                                    (2,708)       (1,147)
                                                                            --------      --------
        Total stockholders' equity                                           102,801        99,058
                                                                            --------      --------
                                                                            $320,902      $314,477
                                                                            ========      ========

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                         CONSOLIDATED INCOME STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                  1996        1995
                                                  ----        ----

SALES                                           $62,565     $58,105
Cost of sales                                    50,087      41,080
                                                -------     -------

GROSS PROFIT                                     12,478      17,025

OPERATING EXPENSES:
   Selling, general and administrative            4,745       5,406
   Research and development                       1,918       1,597
                                                -------     -------
        Total operating expenses                  6,663       7,003
                                                -------     -------
OPERATING PROFIT                                  5,815      10,022


NON-OPERATING EXPENSES:
   Interest expense, net                          3,308       4,913
                                                -------     -------

   Income before income taxes                     2,507       5,109
   Income tax expense                             1,003       2,044
                                                -------     -------

NET INCOME                                      $ 1,504     $ 3,065
                                                =======     =======

EARNINGS PER COMMON SHARE                       $   .14     $   .43
                                                =======     =======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                  11,012       7,165
                                                =======     =======







     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                         CONSOLIDATED INCOME STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                  1996        1995
                                                  ----        ----

SALES                                          $112,816    $108,847
Cost of sales                                    88,993      77,366
                                               --------    --------

GROSS PROFIT                                     23,823      31,481

OPERATING EXPENSES:
   Selling, general and administrative            8,946       9,817
   Research and development                       3,496       3,048
                                               --------    --------
     Total operating expenses                    12,442      12,865
                                               --------    --------
OPERATING PROFIT                                 11,381      18,616

NON-OPERATING EXPENSES
   Interest expense, net                          6,536       9,895
   Litigation settlement                                      1,400
                                               --------    --------
     Total non-operating expenses                 6,536      11,295
                                               --------    --------

   Income before income taxes                     4,845       7,321
   Income tax expense                             1,938       2,929
                                               --------    --------

NET INCOME                                     $  2,907    $  4,392
                                               ========    ========

EARNINGS PER COMMON SHARE                      $    .27    $    .62
                                               ========    ========


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                  10,942       7,101
                                               ========    ========




     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                              (In thousands)
                                                (Unaudited)



                                                                                    1996          1995
                                                                                    ----          ----
OPERATING ACTIVITIES:
   Net income                                                                     $  2,907      $  4,392
   Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
     Provision for doubtful accounts                                                    82            78
     Depreciation and amortization                                                   6,766         6,532
     Deferred income taxes                                                             693         1,726
     Changes in assets and liabilities which provided (used) cash:
     Prepaid expenses and other current assets                                      (4,744)          750
     Accounts payable and accrued expenses                                          (6,011)        2,834
     Accounts receivable and inventory                                              (1,166)       (7,276)
                                                                                  --------      --------
       Net cash provided by (used in) operating activities                          (1,473)        9,036

INVESTING ACTIVITIES:
   Purchases of investment securities                                               (4,055)
   Proceeds from maturities of investment securities                                16,099
   Additions to property, plant and equipment                                      (25,498)       (9,210)
   Deferred costs and other                                                                         (209)
                                                                                  --------      --------
       Net cash used in investing activities                                       (13,454)       (9,419)

FINANCING ACTIVITIES:
   Borrowings under revolving term credit facility                                   8,000
   Repayments under line of credit agreement, net                                                 (2,000)
   Purchase of treasury stock and other                                             (1,561)
   Proceeds from issuance of stock                                                   2,603         1,856
                                                                                  --------      --------
     Net cash provided by (used in) financing activities                             9,042          (144)

   Effect of exchange rate changes on cash                                            (206)         (129)
                                                                                  --------      --------

   Decrease in cash and cash equivalents, net                                       (6,091)         (656)

   Cash and cash equivalents, beginning                                             20,475        13,927
                                                                                  --------      --------
   Cash and cash equivalents, ending                                              $ 14,384      $ 13,271
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest, net of capitalized interest of $2,656 and $135, respectively     $  6,384      $  9,345
       Income taxes                                                                  2,141         2,019






     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1995, filed with the Securities and Exchange Commission on Form 10-K.


2.   INVENTORIES

     Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on March 31, 1996 and September 30, 1995 consisted of the following:

                                         MARCH         SEPTEMBER
                                         1996            1995
                                         ----            ----

                   Raw materials        $10,056         $10,926
                   Finished goods        17,356          16,680
                                       --------        --------
                      Total             $27,412         $27,606
                                        =======         =======


3.   COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

     In connection with the plant expansion projects previously announced by the Company, management has entered into commitments for future capital expenditures of approximately $22,187 at March 31, 1996, and anticipates approximately $37,500 of additional expenditures to which it has not yet committed. The Company has entered into foreign exchange contracts, the last of which expires in September, 1996, to hedge certain firm purchase commitments denominated in German Marks and Pounds Sterling. Gains and losses on these contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. At March 31, 1996, the Company had outstanding foreign exchange contracts with a $1,777 notional value. These contracts had no carrying value and a net unrealized gain of $27 as of March 31, 1996. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized oriented polypropylene ("OPP") and apertured films used in consumer product labeling, flexible packaging, health care and other applications. AET was organized in 1986 to acquire, own and operate certain assets in the plastics products industry. Through its technological innovations, AET is a leader in the North American OPP and apertured films markets.

For the purposes of this discussion and analysis, the three and six month periods ended March 31, 1996 and 1995 are referred to as the second quarter and six months of 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     ------------------                ----------------
                                                         MARCH 31                          MARCH 31
                                                         --------                          --------
                                                      1996       1995                   1996      1995
                                                      ----       ----                   ----      ----

       Sales..................................       100.0%      100.0%                100.0%     100.0%
       Cost of sales..........................        80.1        70.7                  78.9       71.1
       Gross profit...........................        19.9        29.3                  21.1       28.9
       Selling, general and administrative....         7.6         9.3                   7.9        9.0
       Research and development...............         3.1         2.7                   3.1        2.8
       Operating profit.......................         9.3        17.2                  10.1       17.1
       Interest expense.......................         5.3         8.5                   5.8        9.1
       Net income.............................         2.4         5.3                   2.6        4.0


Sales for the second quarter of fiscal 1996 of $62,565 exceeded the same quarter of fiscal 1995 by 7.7 percent, as a result of a 13.6 percent increase in volume offset in part by lower average selling prices. For the six months ended March 31, 1996, sales of $112,816 were slightly ahead of sales for the same period in 1995. The rebound in demand in the second quarter reflected the end of the inventory correction experienced by the industry since late fiscal 1995. Sales volumes in the first fiscal quarter were negatively impacted by this softness in demand as end users and converters of OPP films worked down their inventories in anticipation of lower films pricing due to rapid declines in resin costs. Resin costs, which had decreased 23 percent from September 1995 to December 1995, stabilized during the second fiscal quarter and, as discussed below, are expected by some industry sources to increase this summer and stabilize later in the year. The Company's average selling prices were lower in the second quarter of 1996 due to competitors' price reductions in reaction to the temporary softness experienced in the first fiscal quarter and a less favorable product mix. For the three and six months ended March 31, 1996, foreign sales were 11 percent of total sales versus 13 percent for the comparable periods of 1995.

Certain of the end use markets for the Company's OPP films are seasonal. For example, overall demand in the snack food, soft drink and candy markets is generally higher in the spring and summer, typically leading to higher revenues during these seasons.

Gross profit decreased in the second quarter of 1996 primarily as a result of the previously discussed inventory correction related reductions in average selling price. In the first fiscal quarter, several OPP films manufacturers reacted to the previously discussed softness by lowering prices. In certain cases, competitors lowered prices in excess of cost declines. Further impacting the Company's average selling prices was an unfavorable shift in product mix as the Company sold more lower margin products, and sold into typically lower price markets in order to fill capacity early in the second quarter. Profit levels are expected to increase in the second half of the year as incremental capacity from the Company's previously announced new eight-meter tenter line is sold, however, margin growth will be dependent on a number of industry and market factors, including a return by the industry to more rational pricing. In addition, resin suppliers recently increased polypropylene resin costs by $.03 per pound in May and have announced another $.03 per pound increase this summer. Price increases by the Company will be necessary to cover these cost increases. The Company has announced such price increases, and is currently assessing market reaction.

Operating expenses for the three and six months ended March 31, 1996 were below comparable 1995 levels by $340 and $423, respectively. These decreases were the result of cost reduction programs implemented throughout the Company as well as lower accruals for incentive-based compensation, reflecting the lower operating profit levels of the Company. These reductions in selling, general and administrative expenses were offset in part by increased investment in research and development and selling expenses. The Company remains committed to filling its increased capacity over the next two years and beyond with high-value films, and has therefore increased its investment in product development. As a result, six new products or product enhancements have been introduced in the first six months of this fiscal year, with another six anticipated by fiscal year end. The sales and marketing organization has also been expanded to support this recent increase in OPP films capacity.

Net interest expense decreased $1,605 and $3,359 for the quarter and six months ended March 31, 1996, respectively, over the comparable periods of 1995. These decreases are due to interest of $1,424 and $2,656 being capitalized in the quarter and six months ended March 31, 1996, respectively, and proportionately lower amounts of debt outstanding during the 1996 periods versus 1995.

In January 1995, the Company agreed to a settlement of its previously disclosed shareholder litigation. The Company's portion of the settlement is shown in the first six months of 1995 as a non-operating expense of $1,400, or $850 on an after tax basis. While the Company believes the litigation was without merit, management believes it was in the best interest of the Company to settle the matter.

Income taxes of $1,938 for the first six months of 1996 were less than the comparable period of 1995, due to lower pre-tax earnings. Income tax as a percent of before tax income remained constant for the quarter and first six months of fiscal 1996 and 1995. Earnings per share decreased from 1995 proportionately more than net income due to the 55 percent increase in shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized $6,091 of cash and equivalents during the first six months of fiscal 1996. Operating activities in 1996 used $1,473 in cash, which was the result of $10,448 of net income before depreciation and amortization and other non-cash expenditures, and a $11,921 net decrease in cash due to changes in working capital accounts. The net working capital decrease resulted from a $194 decrease in inventory, a $6,011 decrease in accounts payable and accrued expenses, offset by a $4,744 increase in prepaid expenses and other assets, and an increase in accounts receivable of $1,360. The decrease in accounts payable was due to lower raw material costs and the timing of certain significant raw materials purchases and payments. Interest paid during the six months of 1996, which includes the payment of semi-annual bond interest, amounted to $9,040. Cash and equivalents and investment securities were utilized to fund capital expenditures of $25,498, including $17,438 related to the two previously announced capacity additions.

In conjunction with the April 7, 1994 acquisition of substantially all the assets of the packaging films group of Hercules, Inc., the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. In December 1994, the Company amended the Credit Agreement to permit the Company to pay down any amounts borrowed under the Term Loan facility and later reborrow such amounts up to the maximum availability. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. The Company has not utilized any of its $50,000 Revolving Credit Facility and has $9,000 available under its Revolving Term Loan Facility, after borrowings of $8,000 outstanding at March 31, 1996.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the acquisition. The Senior Notes, which bear interest at 11.5% payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. The cost of raw materials for most of the Company's products increased through most of fiscal year 1995. However, the demand for the Company's products was also strong during this time, allowing for much of the increases to be passed through to customers. Cost of these materials began to decrease in the fourth quarter of fiscal 1995, continued to decrease into the second quarter of fiscal 1996 and stabilized during the same quarter. Current industry estimates are that resin costs will increase over the next several months and then slowly decline.

CAUTIONARY STATEMENTS

Except for the presentation and discussion of historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including the timely development and acceptance of new products, the ability to fill new capacity, fluctuations in raw materials prices, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, and other risks detailed in the section entitled "Risk Factors" in the Company's Prospectus, dated August 10, 1995 on file with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 30, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 8,663,716 shares of Common Stock were represented at the meeting by proxy.

At the Annual Meeting, Messrs. Amin J. Khoury, Thomas E. Williams and Mark Harmeling were elected as Class I directors of the Company, for a term of three years expiring at the Company's 1999 annual meeting. The voting for the Class I directors was as follows: 8,615,352 in favor of and 48,364 withheld from Mr. Khoury; 8,613,802 in favor of and 49,914 withheld from Mr. Williams; and 8,611,452 in favor of and 52,264 withheld from Mr. Harmeling.

At the Annual Meeting, the Company's adoption of the 1996 Employee Stock Purchase Plan (the "1996 Plan") was approved and the voting was as follows:
5,867,070 in favor; 282,245 opposed; 34,871 abstained; and 2,479,530 did not vote. The Company has reserved 500,000 shares of its Common Stock for issuance and sale under the 1996 Plan.

At the Annual Meeting, the number of option shares available for grant under the Company's 1994 Stock Option Plan (the "Option Plan") were increased by 350,000 shares. The voting for the amendment to the Option Plan was as follows:
3,341,958 in favor; 2,574,222 opposed; 308,756 abstained; and 2,438,780 did not vote.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                  (Registrant)


                                         By:/s/ David N. Terhune
                                            -------------------------
                                            Senior Vice President and
                                            Chief Financial Officer





May 7, 1996