Form 10-Q
period 1996-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1996-08-01
CIK 874389

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



 For the Quarter Ended                                       Commission File No.
    June 30, 1996                                                 0-19188



                    APPLIED EXTRUSION TECHNOLOGIES, INC.
           (Exact name of registrant as specified in its charter)





       Delaware                                                  51-0295865
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,260,911 shares of Common Stock, $.01 par value per share, as of July 26, 1996.

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                           APPLIED EXTRUSION TECHNOLOGIES, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except per share amounts)

                                                                              JUNE        SEPTEMBER
                                                                            30, 1996      30, 1995
                                                                            --------      --------
ASSETS                                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                               $  4,974      $ 20,475
    Investment securities                                                                   12,044
    Accounts receivable, net of allowance for doubtful accounts of $819
      on June 30, 1996 and $806 on September 30, 1995                         32,350        33,467
    Inventory                                                                 27,618        27,606
    Prepaid expenses and deferred taxes                                        9,930         5,908
                                                                            --------      --------
      Total current assets                                                    74,872        99,500
Property, plant and equipment, net                                           236,745       206,743
Intangibles and deferred finance charges, net                                  6,166         7,081
Long-term note receivable and other assets                                     4,184         1,153
                                                                            --------      --------
                                                                            $321,967      $314,477
                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                        $ 16,234      $ 18,123
    Accrued expenses                                                          13,347        17,160
    Accrued interest                                                           4,427         8,776
                                                                            --------      --------
      Total current liabilities                                               34,008        44,059

Long-term debt                                                               163,500       156,500
Deferred taxes and other credits                                              18,176        14,860

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
     no shares outstanding
Common stock, $.01 par value:
    Voting -- authorized, 14,865 shares; issued, 10,241 at
         June 30, 1996 and 9,986 shares at September 30, 1995                    102           100
    Nonvoting -- 135 shares at September 30, 1995                                                1
Additional paid-in capital                                                    88,727        84,823
Retained earnings                                                             19,668        14,780
Cumulative translation adjustments                                               294           501
                                                                            --------      --------
                                                                             108,791       100,205
Treasury stock and other, 320 and 149 shares at June 30, 1996
      and September 30, 1995, respectively                                    (2,508)       (1,147)
                                                                            --------      --------
      Total stockholders' equity                                             106,283        99,058
                                                                            --------      --------
                                                                            $321,967      $314,477
                                                                            ========      ========

See notes to consolidated financial statements.

                               APPLIED EXTRUSION TECHNOLOGIES, INC.
                                  CONSOLIDATED INCOME STATEMENTS
                             THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (In thousands, except per share amounts)
                                              (Unaudited)


                                                                     1996       1995
                                                                     ----       ----
SALES                                                               $61,043    $64,143
Cost of sales                                                        47,225     46,107
                                                                    -------    -------
GROSS PROFIT                                                         13,818     18,036

OPERATING EXPENSES:
   Selling, general and administrative                                5,363      5,325
   Research and development                                           1,906      1,770
                                                                    -------    -------
          Total operating expenses                                    7,269      7,095
                                                                    -------    -------
OPERATING PROFIT                                                      6,549     10,941

NON-OPERATING EXPENSES:
   Interest expense, net                                              3,247      4,916
                                                                    -------    -------

   Income before income taxes                                         3,302      6,025
   Income tax expense                                                 1,321      2,410
                                                                    -------    -------

NET INCOME                                                          $ 1,981    $ 3,615
                                                                    =======    =======

EARNINGS PER COMMON SHARE                                           $   .18    $   .48
                                                                    =======    =======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                                      10,979      7,595
                                                                    =======    =======


See notes to consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                 1996        1995
                                                 ----        ----
SALES                                          $173,859    $172,990
Cost of sales                                   136,218     123,473
                                               --------    --------

GROSS PROFIT                                     37,641      49,517

OPERATING EXPENSES:
   Selling, general and administrative           14,309      15,142
   Research and development                       5,402       4,818
                                               --------    --------
          Total operating expenses               19,711      19,960
                                               --------    --------
OPERATING PROFIT                                 17,930      29,557

NON-OPERATING EXPENSES
   Interest expense, net                          9,783      14,811
   Litigation settlement                                      1,400
                                               --------    --------
          Total non-operating expenses            9,783      16,211
                                               --------    --------

   Income before income taxes                     8,147      13,346
   Income tax expense                             3,259       5,339
                                               --------    --------

NET INCOME                                     $  4,888    $  8,007
                                               ========    ========

EARNINGS PER COMMON SHARE                      $    .45    $   1.06
                                               ========    ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                  10,954       7,536
                                               ========    ========

See notes to consolidated financial statements.

                                    APPLIED EXTRUSION TECHNOLOGIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                               (In thousands)
                                                (Unaudited)



                                                                                   1996         1995
                                                                                   ----         ----
OPERATING ACTIVITIES:
   Net income                                                                    $  4,888     $  8,007
   Adjustment to reconcile net income to net cash provided by operating activities:
     Provision for doubtful accounts                                                  125          185
     Depreciation and amortization                                                 10,214        9,807
     Deferred income taxes                                                            882        2,525
     Changes in assets and liabilities which provided (used) cash:
       Prepaid expenses and other assets                                           (5,121)         (33)
       Accounts payable and accrued expenses                                       (9,720)      (2,199)
       Accounts receivable and inventory                                              980       (5,099)
                                                                                 --------     --------
             Net cash provided by operating activities                              2,248       13,193

INVESTING ACTIVITIES:
   Purchases of investment securities                                              (4,055)
   Proceeds from maturities of investment securities                               16,270
   Additions to property, plant and equipment                                     (39,301)     (17,384)
   Deferred costs and other                                                                       (287)
                                                                                 --------     --------
             Net cash used in investing activities                                (27,086)     (17,671)

FINANCING ACTIVITIES:
   Borrowings under revolving term credit facility                                 11,000
   Repayments under line of credit agreement, net                                  (4,000)      (3,000)
   Purchase of treasury stock and other                                            (1,361)
   Proceeds from issuance of stock                                                  3,905        2,432
                                                                                 --------     --------
             Net cash provided by (used in) financing activities                    9,544         (568)

   Effect of exchange rate changes on cash                                           (207)         (24)
                                                                                 --------     --------

   Decrease in cash and cash equivalents, net                                     (15,501)      (5,070)

   Cash and cash equivalents, beginning                                            20,475       13,927
                                                                                 --------     --------
   Cash and cash equivalents, ending                                             $  4,974     $  8,857
                                                                                 ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest, net of capitalized interest of $4,368 and $719, respectively    $ 13,712     $ 18,896
       Income taxes                                                                 1,669        2,494



See notes to consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                   (In thousands, except per share amounts)
                                 (Unaudited)


1.     BASIS OF PRESENTATION

   The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

   Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1995, filed with the Securities and Exchange Commission on Form 10-K.


2.     INVENTORIES

   Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on June 30, 1996 and September 30, 1995 consisted of the following:

                                        JUNE     SEPTEMBER
                                        1996       1995
                                        ----       ----
                     Raw materials     $12,009    $10,926
                     Finished goods     15,609     16,680
                                       -------    -------
                        Total          $27,618    $27,606
                                       =======    =======


3.     COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with the plant expansion projects previously announced by the Company, management has entered into commitments for future capital expenditures of approximately $15,175 at June 30, 1996, and anticipates approximately $36,500 of additional expenditures to which it has not yet committed. The Company has entered into foreign exchange contracts, the last of which expires in November, 1996, to hedge certain firm purchase commitments denominated in German Marks and Pounds Sterling. Gains and losses on these contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. At June 30, 1996, the Company had outstanding foreign exchange contracts with a notional value of $3,086. These contracts had no carrying value and a net unrealized loss of $22 as of June 30, 1996. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

INTRODUCTION

AET is a leading developer and manufacturer of specialized oriented polypropylene ("OPP") and apertured films used in consumer product labeling, flexible packaging, health care and other applications. AET was organized in 1986 to acquire, own and operate certain assets in the plastics products industry. Through its technological innovations, AET is a leader in the North American OPP and apertured films markets.

For the purposes of this discussion and analysis, the three and nine month periods ended June 30, 1996 and 1995 are referred to as the third quarter and nine months of 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                       ------------------   -----------------
                                            JUNE 30             JUNE 30
                                            -------             -------
                                         1996      1995      1996       1995
                                         ----      ----      ----       ----
Sales .................................  100.0%    100.0%    100.0%    100.0%
Cost of sales .........................   77.4      71.9      78.4      71.4
Gross profit ..........................   22.6      28.1      21.6      28.6
Selling, general and administrative ...    8.8       8.3       8.2       8.8
Research and development ..............    3.1       2.8       3.1       2.8
Operating profit ......................   10.7      17.1      10.3      17.1
Interest expense ......................    5.3       7.7       5.6       8.6
Net income ............................    3.2       5.6       2.8       4.6


Sales for the third quarter of fiscal 1996 were $61,043 versus $64,143 for the comparable period of fiscal 1995. For the nine months ended June 30, 1996, sales of $173,859 were slightly ahead of sales for the same period in 1995. The reduction in sales revenue for the quarter was primarily the result of the lower selling prices experienced throughout the OPP films industry due to increasingly competitive pricing initiated during the inventory correction experienced in the first half of fiscal 1996. The financial impact of the lower selling prices has been compounded during the quarter by increases in polypropylene resin costs, the Company's primary raw material. The anticipated rebound in OPP films price levels has not yet occurred despite strong demand and a tight supply of OPP films experienced since the second fiscal quarter of 1996. The Company announced a price increase during the quarter in an effort to restore prices to more rational levels and also in response to announced increases in resin costs. Our major domestic competitor did follow with a price increase several weeks later, but it was smaller and was not implemented or maintained in a consistent manner. Volume of OPP films sales in the current quarter was flat when compared to sales in the same quarter of fiscal 1995. As a result of very low levels of finished inventories at the beginning of the quarter, volume sold was limited by the Company's production capacity and not customer demand. For the three and nine months ended June 30, 1996, foreign sales were 5 percent and 8 percent of total sales, respectively.

Gross profit of $13,818 for the third fiscal quarter of 1996 was lower than the comparable period of 1995 primarily as a result of insufficient price realization coupled with increases in resin costs during the quarter. The strong demand for OPP films in combination with the low level of finished goods inventory on hand further impacted gross margins due to the impact on productivity. Record numbers of product changeovers were required to satisfy customers' requirements during this period of tight film supply, lowering the total pounds produced, and thereby increasing operating costs per pound. The new eight-meter OPP films line was successfully brought on-stream during the quarter, and is expected to make a major contribution to production volume during the fourth quarter.

Operating expenses of $7,269 and $19,711 for the three and nine months ended June 30, 1996, respectively were comparable to same periods in 1995. Increases in research and development expense of $174 and $584 for the three and nine months ended June 30, 1996, respectively, were due to the addition of new technical personnel. As a result of these additions, the Company introduced three new products during the third fiscal quarter bringing the number of new or enhanced products developed in the first nine months of the fiscal year to a total of nine. The sales and marketing organization has been expanded to support the 60 percent increase in film production capacity of the Company over the 1996 through 1998 time period and has therefore resulted in higher selling, general and administrative expenses during the third fiscal quarter of 1996. This expansion includes the Company's recent strategic initiative for Europe, Latin America and the Asia Pacific region.

Net interest expense decreased $1,669 and $5,028 for the quarter and nine months ended June 30, 1996, respectively, over the comparable 1995 periods. These decreases are due to capitalized interest of $1,660 and $4,368 during the quarter and nine months ended June 30, 1996, respectively, as well as proportionately lower amounts of debt outstanding during the 1996 periods versus 1995.

In January 1995, the Company agreed to a settlement of its previously disclosed shareholder litigation. The Company's portion of the settlement is shown in the first nine months of 1995 as a non-operating expense of $1,400 or $850 on an after-tax basis. While the Company believes the litigation was without merit, management believes it was in the best interest of the Company to settle the matter.

Income taxes of $3,259 for the first nine months of 1996 were less than the comparable 1995 period, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the quarter and first nine months of fiscal 1996 and 1995. Earnings per share decreased from 1995 proportionately more than net income due to the 45 percent increase in shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized $15,501 of cash and equivalents during the first nine months of fiscal 1996. Operating activities in fiscal 1996 generated $2,248 in cash, which was the result of $16,109 net income before depreciation and amortization and other non-cash expenditures, offset in part by a $13,861 net increase in working capital accounts. The net working capital increase resulted from a $9,720 decrease in accounts payable and accrued expenses, an increase of $5,121 in prepaid expenses and other assets offset in a small part by a decrease in accounts receivable of $992. The decrease in accounts payable and accrued expenses was due to lower average raw material costs during the current fiscal quarter compared to the same quarter of fiscal 1995, the lack of bonuses accrued due to lower operating profit levels and reduced interest accrual. Interest paid during the nine months of fiscal 1996, which includes two payments of semi-annual bond interest, amounted to $18,080. Cash and equivalents and investment securities were utilized to fund capital expenditures of $39,301, including $24,950 related to the two previously announced capacity additions.

In conjunction with the April 7, 1994 acquisition of substantially all the assets of the packaging films group of Hercules, Inc., the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. In December 1994, the Company amended the Credit Agreement to permit the Company to pay down any amounts borrowed under the Term Loan Facility and later reborrow such amounts up to the maximum availability. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. The Company has not utilized any of its $50,000 Revolving Credit Facility and has $9,000 available under its Revolving Term Loan Facility, after borrowings of $7,000 outstanding at June 30, 1996.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. Raw materials make up a significant portion of the Company's costs and have fluctuated over the past two years.

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

                                    APPLIED EXTRUSION TECHNOLOGIES, INC.
                                              (Registrant)


                                    By: /s/ Anthony J. Allott
                                       -----------------------
                                        Vice President and
                                         Chief Financial Officer






August 1, 1996