Form 10-K
period 1996-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1996-12-16
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

COMMISSION FILE NO. 0-19188

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

            DELAWARE                                             51-0295865
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

3 CENTENNIAL DRIVE, PEABODY, MASSACHUSETTS                              01960
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (508) 538-1500

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
       Title of Each Class                                  on Which Registered
       -------------------                                  -------------------

              NONE                                                 NONE

Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: COMMON STOCK ($.01 PAR VALUE)
                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $118,037,852 on December 9, 1996, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the Nasdaq National Market System as of such date.

The number of shares of the Registrant's Common Stock outstanding as of December 9, 1996, was 10,264,161 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Stockholders.

                                 FORM 10-K INDEX

                                     PART I

Item 1.  Business..........................................................  1

Item 2.  Properties........................................................  5

Item 3.  Legal Proceedings.................................................  5

Item 4.  Submission of Matters to a Vote of Security Holders...............  5


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters ........................................................  5

Item 6.  Selected Financial Data...........................................  6

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................... 7-10

Item 8.  Financial Statements and Supplementary Data......................  10

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  10


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............... 11-13

Item 11. Executive Compensation...........................................  13

Item 12. Security Ownership of Certain Beneficial Owners and Management...  13

Item 13. Certain Relationships and Related Transactions...................  13



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................ 14-15

                                      (i)

                                     PART 1

ITEM 1. BUSINESS

GENERAL

Applied Extrusion Technologies, Inc. ("AET" or the "Company") is a leading developer and manufacturer of highly specialized, multilayer oriented polypropylene ("OPP") films for use in consumer product labeling and packaging applications. The Company believes that OPP films have emerged as the premier specialty films, particularly in higher margin, niche product applications, due to technological advantages that satisfy customer demand for enhanced performance attributes and lower costs. End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity or oxygen and moisture barriers to preserve freshness. Based upon internal market data, the Company believes it has significant market shares of the plastic soft drink bottle label, snack food and candy packaging and overwrap markets. Labeling applications for AET's OPP films include labels for Pepsi-Cola [Registered Trademark] and Coca-Cola [Registered Trademark] plastic bottles, Nestles [Registered Trademark] Sweet Success [Trademark], General Foods Tang [Trademark] and aerosol cans for products such as S.C. Johnson Wax Glade [Trademark] Air Freshener. Packaging applications for AET's OPP films include packaging for Frito-Lay [Registered Trademark] snacks and M&M/Mars [Registered Trademark] and Hershey [Registered Trademark] candies.

AET is the second largest manufacturer of OPP films in North America, and one of only two broad line suppliers of such products. Approximately 80% of the Company's sales are generated by the sale of its OPP film products. The Company also develops, manufactures and sells oriented, apertured films, or nets, for health care and other markets. Such products are used in finger bandages, surgical dressings, tracheotomy pads and other controlled porosity applications. Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

BUSINESS STRATEGY

The Company's business strategy is to offer a broad line of high-quality, specialized products for niche consumer product labeling and packaging applications while remaining one of the lowest cost producers of such products. Elements of the Company's business strategy include: (i) expanding production capacity, which will enable the Company to satisfy its customers' growing demands while at the same time enabling the Company to decrease overall production costs; (ii) developing additional innovative, high value-added products and continuing to enhance its existing products; and (iii) expand sales reach to new markets and geographic regions. Additionally, the Company continuously evaluates opportunities to make strategic acquisitions in the specialty film industry.

During fiscal 1996, AET completed one of two new OPP expansion projects which will position the Company as the largest OPP films supplier in North America. The Company has embarked on a focused strategic initiative to supply bottle label, tobacco overwrap and other value-added flexible packaging films to European converters and end users.

INDUSTRY OVERVIEW

The Company competes principally in the specialty film segment of the approximately $16 billion flexible packaging industry. In addition to OPP, specialty films are manufactured from polyester, cellophane, nylon, polystyrene and certain polyolefin compounds. The overall North American specialty film segment of the flexible packaging industry approximated $3.0 billion in shipments in calendar year 1995, of which the largest single component, OPP films, accounted for an estimated $800 million of shipments.

North American demand for OPP films used in specialty applications grew at an average annual rate of approximately 6% from 1989 through 1996. The Company believes that this growth is driven by a number of factors, including: (i) the shift from glass to plastic beverage containers that use OPP film labels; (ii) the shift from rigid containers to flexible packaging; (iii) the growth in the snack food and confectionery industries; and (iv) the substitution of specialized OPP films with greater barrier and graphics properties for traditional consumer product labels and packaging.

COMPETITIVE STRENGTHS

AET is currently the second largest manufacturer of OPP films in North America with an approximate 26% market share based on volume. AET focuses on serving niche consumer product markets in which competition is largely based on superior product attributes and performance. The Company believes its strong competitive position is attributable to a number of factors, including its technological leadership, modern and efficient manufacturing capability, broad product lines, a technically skilled sales force and an experienced management team.

PRODUCTS

The Company's primary OPP packaging film products can be classified into three broad categories: barrier, clear/slip and opaque films.

Barrier OPP films serve as the inner layer of flexible packaging laminates and provide enhanced protection from moisture, light and gas to preserve the freshness and flavor of a wide range of food, tobacco and other products. The Company offers metallized, polyvinyliden chloride ("saran") coated and polymer modified barrier OPP films as well as clear barrier overwraps. Metallized barrier film provides a high performance, visible and ultraviolet light barrier for the packaging of snacks and confections; saran coated barrier films offer an outstanding oxygen and moisture barrier for the packaging of cheese, nuts, coffee and tea, in addition to snacks and confections; and polymer modified barrier films are used as overwraps for tobacco products, baked goods and other products due to their ease of machinability and excellent clarity.

Clear/Slip OPP films provide the printable outer layer of the flexible package and are generally bonded with barrier film to form a complete packaging application. Slip films may be single or multilayer and heat sealable or nonsealable, and offer a low coefficient of friction for improved machinability. Principal applications include snack, confection, condiment and baked goods packaging.

Opaque OPP films provide a barrier to visible and ultraviolet light or a print surface for superior graphics and are used primarily in bottle labeling and confection and snack food packaging. The Company's opaque OPP film products are used as the label for approximately 85% of the plastic soda bottles sold in the United States and Canada. For snack food packaging, AET manufactures and sells metallized, sealable, composite and saran coated versions of opaque OPP film. End users in confectionery markets often choose opaque packaging for marketing and manufacturing purposes. The Company's opaque OPP films permit rapid machine speeds and provide superior printability.

The Company also manufactures other OPP films that are targeted at certain specialized markets, such as its shrink label films. These films shrink to the contour of the container, permit superior graphics and offer maximum labeling flexibility for rigid contoured containers, such as beverage and aerosol cans and glass and polyester bottles, which increases the marketing appeal of such containers and eliminates the need for printing directly on the container.

In addition to OPP films, AET develops, manufactures and sells a broad range of oriented apertured films, or "nets," for a number of markets, including health care. AET's Delnet product is used widely in health care markets as a porous facing material for bandages. By permitting one-way fluid flow and two-way airflow without adhering to the wound, Delnet material enhances the healing process. In the United States, most finger bandages, including Johnson & Johnson Band-Aids [Trademark], use Delnet facing.

MARKETING AND CUSTOMERS

The Company maintains a sales and marketing force of highly skilled professionals, including individuals with considerable technical expertise whose principal role is to provide customer support. AET's marketing activities have historically been focused primarily in North America. During 1996, AET announced its intent to enter into the European OPP films market as part of its long-term globalization strategy. AET has expanded its sales and marketing organization to include sales directors in Europe and Latin America and the Asia Pacific region. AET's OPP film products are sold primarily through its internal sales organization whereby employees interface with customers and the Company's research and development technicians to create new applications for OPP films.

The Company's OPP film sales are predominantly to converters, who print and laminate films before selling to end users, including one such converter that accounted for approximately 16% and 19% of sales in fiscal 1996 and 1995, respectively. The Company considers it an important part of its marketing effort to maintain direct relations with major end users, who generally provide detailed specifications to converters as to the performance characteristics of the film to be used in their labeling and packaging materials. The Company also sells OPP films directly to end users.

MANUFACTURING, TECHNOLOGY, RESEARCH AND DEVELOPMENT

OPP films are manufactured and processed through two techniques, the tenter and the tubular processes. In the tenter process, molten resin is extruded from a flat die into a thick film and chilled, after which it is stretched lengthwise in the machine direction, and heated and stretched widthwise. This dual stretching process is known as "biaxial orientation." In addition to a number of smaller tenter lines, the Company currently operates two eight-meter tenter production lines, including its newest line which was completed in 1996. The Company has initiated construction of the world's first ten-meter tenter line, which is expected to be operational in mid fiscal 1998, and is designed to produce an estimated 50 million pounds of OPP films annually. These two new lines, which the Company believes will be among the most efficient in the industry, will comprise a 60 percent increase in AET's capacity over a two year period.

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation," resulting in improved stability and a more uniform thickness in thinner films, while the tenter process provides better operating economies with thicker films. AET believes that its tubular manufacturing capacity enables it to "downgauge" or manufacture thinner films that preserve the barrier protection, machinability and other performance characteristics of thicker film while using less material, thereby improving performance relative to cost. AET is the only North American OPP film producer that utilizes both the tubular and tenter manufacturing processes.

Delnet and other apertured film products are produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being biaxially oriented.

The Company conducts product and process research and development through a staff of approximately 65 chemists, engineers and technicians. Consistent with AET's strategy to fill the Company's new manufacturing capacity with high-end films, the research and development group has introduced twelve new or enhanced products during fiscal 1996 responding to evolving customer and end user requirements for attributes such as barrier, clarity and machinability. During fiscal 1996 and 1995, the Company spent approximately $7.4 million and $6.4 million, respectively, on research and development.

POLYPROPYLENE AND OTHER RAW MATERIALS

The Company's principal products are manufactured primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide a cost-efficient material for applications such as packaging. In addition, polypropylene possesses superior clarity and natural barrier qualities and can be modified to add other qualities such as metallization, which make it a higher performance and more cost-efficient material than other plastic resins. The majority of the Company's resin requirements is obtained from four suppliers; however, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. The Company's other raw materials, which are used in the manufacture of its netting and other products, are generally available from a large number of suppliers in sufficient quantities to meet current requirements. The Company has historically not experienced any significant disruptions in supply as a result of shortages in raw materials.

Polypropylene resin represents a significant percentage of the Company's cost of sales and these resin costs have historically fluctuated. The cost of these resins increased 70% from September 1994 through June 1995. Late in the fourth quarter, these resin costs began to decrease and continued to decline into the first quarter of fiscal 1996. Resin costs stabilized during the second fiscal quarter of 1996 and began to rise at a slow rate for the remainder of fiscal 1996. The prices of OPP films have tended to rise in periods when resin costs increase and, conversely, have tended to decrease in times of declining resin costs. However, as evidenced in fiscal 1996, there is not a direct correlation between resin cost fluctuations and OPP films pricing, and there can be no assurance that future market conditions will ever support a direct correlation.

COMPETITION

The Company competes with manufacturers of OPP and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper and foil, and rigid packaging materials, such as glass, metal and other containers. The flexible packaging industry is very competitive and many of AET's competitors have significantly greater financial, technological, manufacturing and marketing resources than the Company. The Company believes that Mobil Corporation, which is the largest OPP film manufacturer in North America, is the only other broadline OPP packaging film supplier based in North America. There are a number of other North American manufacturers of OPP film; however, only Mobil Corporation and AET have a greater than 20% market share. Competition in OPP markets is based primarily on product performance characteristics, machinability, quality, reliability and price.

With respect to its netting products, the Company competes with the diverse markets these products serve primarily on the basis of quality, performance and price. Delnet products compete in certain markets with woven, nonwoven and knit fabrics, as well as other plastic netting products. The Company generally competes with these other products by presenting its Delnet products as technologically superior alternatives.

The Company believes that there are significant factors which provide the Company with a competitive advantage. These factors relate to the markets into which the Company sells certain high margin, value-added products, and include:
(i) the advanced proprietary manufacturing processes required to produce a varied range of such products; (ii) proprietary OPP film product formulations;
(iii) the research and development expertise required to sustain product innovation; and (iv) the cost to customers of switching product manufacturers. There can be no assurance, however, that the markets into which the Company sells its products will not attract additional competitors, including existing film converters, that could have significantly greater financial, technological, manufacturing and marketing resources than the Company.

PATENTS AND TRADEMARKS

The Company currently holds approximately 120 active patents and applications covering certain of its OPP films and netting products and methods of making them, of which 90 relate to international patents and applications. The Company also has, or it is in the process of obtaining, federal trademark registration related to a number of its products. From time to time the Company may engage in the process of obtaining patents and trademarks covering various other products. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business of the Company.

GOVERNMENT REGULATION

Due to the nature of the Company's business, its operations are subject to a variety of federal, state and local laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements. Compliance with federal, state and local requirements relating to the protection of the environment has not had and is not expected to have a material effect on the capital expenditures, financial condition, results of operations or competitive position of the Company.

EMPLOYEES

AET employs approximately 1,270 full-time employees. The United Paper Workers International Union, Local 884, represents approximately 230 production and maintenance employees at the Company's Covington, Virginia facility under a collective bargaining agreement that expires in June, 2000. The Company considers all employee relations to be satisfactory.

Information with respect to the Executive Officers of the Company may be found in Item 10 of this report.

ITEM 2. PROPERTIES

The following table provides information with respect to AET's facilities:
                                     Location               Square Feet     Owned/Leased
                                     --------               -----------     ------------
Packaging Films                 Terre Haute, Indiana          821,000          owned
                                Covington, Virginia           517,000          owned
                                Varennes, Quebec, Canada      108,000          owned
                                Wilmington, Delaware:
                                  Research Center              21,000          leased
                                  Administration               18,000          leased

Specialty Nets & Profiles       Salem, Massachusetts          170,000          owned
                                Orleans, Massachusetts         30,000          leased
                                Middletown, Delaware          145,000          owned

Corporate                       Peabody, Massachusetts          7,600          leased

All of the Company's owned real property secures the Company's obligations under its $81,600,000 bank credit agreement. The Company has initiated design and construction of its second new production line at its Terre Haute, Indiana facility, which is expected to require approximately 91,000 additional square feet. The Company has entered into a lease agreement effective April 1997 for approximately 50,000 square feet of office/research space in the Wilmington, Delaware area to consolidate its existing Wilmington space. Exclusive of the above described additions, the Company believes that its facilities are suitable for its present intended purposes and adequate for the Company's level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AET did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock has been quoted on the Nasdaq National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the Nasdaq National Market System:
                                 Fiscal Year 1995       Fiscal Year 1996
                                 High         Low      High          Low
                                 ----         ---      ----          ---
Quarter ended December 31       12 3/8        9        18 3/8       11 1/8
Quarter ended March 31          14 1/8        9 7/8    13 7/8       10 1/2
Quarter ended June 30           17 5/8       12 5/8    14 5/8       10 5/8
Quarter ended September 30      20           13 7/8    12 3/4        8

The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the Company.

As of December 9, 1996, there were approximately 169 holders of record and more than 2,500 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. On April 7, 1994 the Company purchased the packaging films business of
Hercules, Incorporated. The following information is in thousands, except per share amounts:
                                                                YEAR ENDED SEPTEMBER 30,
                                                                ------------------------
INCOME STATEMENT DATA:
                                                  1996        1995        1994       1993       1992
                                                --------    --------    --------    -------    -------
Sales                                           $234,490    $233,935    $131,594    $41,268    $34,823
Cost of sales                                    181,899     168,664      97,128     30,295     25,733
                                                --------    --------    --------    -------    -------

   Gross profit                                   52,591      65,271      34,466     10,973      9,090

Selling, general and administrative expenses      20,144      20,219      15,415      8,334      7,472
Research and development expenses                  7,414       6,352       3,242        655        535
Write-off of intangible assets                                             3,305
                                                --------    --------    --------    -------    -------

   Operating profit                               25,033      38,700      12,504      1,984      1,083

Interest, net                                     13,927      18,609      10,123        591        354
Litigation settlement                                          1,400
                                                --------    --------    --------    -------    -------

Income before income taxes and
extraordinary items                               11,106      18,691       2,381      1,393        729

Provision for income tax                           4,442       7,476         954        558        279
                                                --------    --------    --------    -------    -------
Income before extraordinary items                  6,664      11,215       1,427        835        450
Extraordinary items, net of taxes                                                                  113
                                                --------    --------    --------    -------    -------

   Net income                                   $  6,664    $ 11,215    $  1,427    $   835    $   563
                                                ========    ========    ========    =======    =======

EARNINGS PER SHARE:

Primary
   Income before extraordinary items            $    .61    $   1.45    $    .24    $   .14    $   .07
   Extraordinary items, net of taxes                                                               .02
                                                --------    --------    --------    -------    -------
   Net income                                        .61        1.45         .24        .14        .09

Fully diluted                                        .61        1.39         .21        .14        .09

BALANCE SHEET DATA:

Working capital                                 $ 35,911    $ 55,441    $ 32,187    $ 8,401    $ 6,529
Total assets                                     331,704     318,519     263,977     50,233     50,631
Current maturities of long-term debt                                       4,000
Long-term debt                                   165,500     156,500     175,500      6,500      6,500
Stockholders' equity                             108,335      99,058      36,519     34,332     33,375

                                      -6-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized plastic films used in consumer product labeling, flexible packaging, health care and other applications. AET was organized in 1986 to acquire, own and operate certain assets in the plastics products industry. The Company's apertured nets and profiles business was the result of two acquisitions, one in 1986 and one in 1990. This business develops, manufactures and sells oriented apertured films, or nets, as well as non-net thermoplastic products for a number of markets. In April of 1994, the Company acquired the OPP films business from Hercules, Incorporated (the "Acquisition"). The Company's capital structure was significantly changed as a result of the indebtedness incurred related to the Acquisition and by a secondary equity offering completed in August 1995.

Certain of the end use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the fiscal years ended September 30, 1996, 1995, and 1994 are referred to as 1996, 1995, and 1994, respectively. All amounts indicated are in thousands.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statements:
                                                    YEAR ENDED SEPTEMBER 30,
                                                    ------------------------
                                               1996      1995      1994      1993
                                               ----      ----      ----      ----
     Sales .............................      100.0%    100.0%    100.0%    100.0%
     Cost of sales .....................       77.6      72.1      73.8      73.4
     Gross profit ......................       22.4      27.9      26.2      26.6
     Selling, general and administrative        8.6       8.6      11.3      18.1
     Research and development ..........        3.2       2.7       2.5       1.6
     Operating profit ..................       10.7      16.5       9.5       4.8
     Interest expense, net .............        5.9       8.0       7.7       1.4
     Net income ........................        2.8       4.8       1.1       2.0

FISCAL YEAR 1996 COMPARED TO FISCAL 1995

Sales for 1996 of $234,490 were slightly greater than the 1995 level of $233,935. While unit volume sales of OPP films increased by 3%, revenues were flat due to insufficient price realization throughout the industry. This depressed pricing situation was precipitated by an inventory correction on the part of customers and end-users of OPP films during the first half of 1996, as they reduced inventory levels and consequently demand in anticipation of lower films prices. Demand surged late in the second quarter, and the industry is once again operating at a very high rate of capacity utilization. Overall demand for the Company's products remains strong as reflected by continued growth in labeling and flexible packaging applications for consumer products such as beverages, salty snacks and confectionery. For 1996, foreign operations accounted for approximately 10% of sales and approximately 11% of operating profit.

Gross profit as a percent of sales decreased to 22.4% in 1996 versus 27.9% in 1995 due almost entirely to the previously discussed competitive pricing situation throughout the industry at a time of rising resin costs. Resin costs increased 24% from April to September 1996 without improvement in OPP films selling prices. The new eight-meter line brought on-stream during the third quarter of fiscal 1996 exceeded all internal production plans and resulted in reduced production costs in the fourth quarter.

Selling, general and administrative expenses remained flat as a percentage of sales in 1996 versus 1995. Investments in research and development, however, were increased another 17% over the prior year and aggregated 3.2% of sales. The increased research and development expenditures contributed significantly to the development of twelve new products or enhancements during 1996. The sales and marketing organization has been expanded to support the Company's growth in North America as well as its announced initiatives in Europe, Latin America and the Pacific Rim. The aforementioned increases in operating expenses were partially offset by reductions during 1996 in general and administrative expenses of $1,652, primarily as a result of reduced incentive-related compensation.

Net interest expense for fiscal 1996 decreased $4,682 as compared to fiscal 1995. This decrease is due to increased capitalized interest on the two new lines under construction. Capitalized interest during 1996 was $5,106 as compared to $1,668 in fiscal 1995.

Income taxes of $4,442 for the year ended September 30, 1996 were less than the comparable 1995 period, due to lower pre-tax earnings. Income tax as a percent of before-tax earnings remained constant for fiscal 1996. Earnings per share decreased from 1995 proportionately more than net income due to the 35% increase in shares outstanding resulting from the secondary stock issuance in 1995.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

Sales for fiscal 1995 of $233,935 exceeded fiscal 1994 by $102,341 due primarily to the inclusion of the packaging films business for the full twelve month period in 1995 as compared with six months in 1994. Sales increased 8.4% over fiscal 1994 on a pro forma basis, and were driven largely by the packaging films business, which experienced increased volume of approximately 3.1%, coupled with changes in product mix and increased selling prices due to higher resin costs passed on to customers. The increase in volume was the result of strong demand for OPP film products during the year, limited to a certain extent by current capacity constraints. For fiscal 1995, foreign operations accounted for approximately 14% of sales and approximately 7% of operating profit.

The Company believes that the strong demand for OPP film products has been caused by the continued migration from rigid to flexible packaging of various consumer products, the packaging of soft drinks and certain other liquids in plastic bottles using OPP film labels as opposed to glass bottles using paper labels, and the substitution of OPP films for other packaging materials such as paper or polyester foil because of lower costs or enhanced performance attributes. The strength of demand during this period can be attributed, in part, to inventory building by customers. The Company experienced some softening of this demand at the end of the fourth quarter which management attributes to inventory level corrections by both our customers and end users of the Company's films. In times of increasing resin costs, customers will tend to buy ahead; and when they perceive that costs and prices will decrease they work down their inventories. Beginning in 1994, the costs of polypropylene resin increased approximately 70% in twelve months, peaked during the summer of 1995, and started to decrease in August and September.

Gross profit in fiscal 1995 of $65,271 was $30,805 greater than in fiscal 1994 due to higher sales levels resulting from the Acquisition, as well as manufacturing cost reductions implemented since the Acquisition. The manufacturing cost reduction programs initiated immediately after the Acquisition increased productivity. The single greatest contributor was the headcount reduction which contributed approximately 2.0 percentage points to the improved gross margin. This increase in gross margin was partially offset by product mix and pricing pressures in the fourth quarter resulting in a gross margin of 27.9% in 1995 versus 26.2% in 1994. For the first nine months of the year, the Company generally passed on increased raw material costs to customers in the form of price increases. Gross profits decreased in the fourth quarter as pricing on certain products was reduced in response to competitive pressures resulting from a decrease in demand caused by the previously discussed inventory level corrections.

Operating expenses decreased as a percent of sales to 11.3% in 1995 versus 16.7% in 1994, inclusive of the non-cash charge included in 1994 as discussed below, as a result of efficiencies gained from administering a larger organization for the full year. Selling, general and administrative costs increased $4,804 in 1995 versus 1994, while research and development costs increased $3,110, as a result of the 27 additional weeks of inclusion of the packaging films business in 1995 as compared to the prior year. In conjunction with the Acquisition, the Company reassessed its various product lines in light of the shift in management focus to the OPP films business and de-emphasized certain of its specialty molding products and industrial netting operations. Accordingly, the related assets, which were principally intangible in nature, were written down by $3,305, or $1,983 after taxes, to reflect their then current value. This noncash, nonrecurring charge was included in operating expense for fiscal 1994.

In January 1995, the Company agreed to a settlement of its previously disclosed shareholder litigation. The Company's portion of the settlement is shown as a nonoperating expense of $1,400, or $840 on an after-tax basis. While the Company believes the litigation was without merit, management believes it was in the best interest of the Company to settle the matter.

Net interest expense increased $8,486 in fiscal 1995 versus 1994. This increase was primarily the result of approximately $170,000 in additional borrowings incurred in April 1994 to consummate the Acquisition.

Income tax expense increased in 1995 as a result of higher earnings over 1994. Income tax expense as a percent of before-tax income remained constant for fiscal years 1995 and 1994.

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

Sales for 1994 of $131,594 were $90,326 greater than in 1993 as a result of the Acquisition. Sales increased 9% over 1993 after including sales from the packaging films business of $79,163 on a pro forma basis for the comparable 25-week period in fiscal 1993 and excluding sales from the foamed polyethylene product line that was sold in July 1993. The pro forma increase in sales was attributable entirely to sales volume increases driven by the Company's packaging films business, which experienced an increase in demand shortly after the Acquisition. The increase in demand principally resulted from the strengthening economy and favorable changes in the packaging industry, including a move from glass containers to plastic bottles, which resulted in the accelerated growth of certain of the Company's film products. For fiscal 1994, foreign operations accounted for approximately 12% of sales and approximately 9% of operating profit.

Gross profit of $34,466 for fiscal 1994 was $23,493 more than the previous year due to the increased sales as a result of the Acquisition. The Company's manufacturing cost reduction programs increased productivity over 22% during the last six months of fiscal 1994 when measured in terms of pounds produced per manufacturing employee. The Company recorded a gross margin in the fourth quarter of fiscal 1994 of 27.3%, primarily as a result of these cost reduction programs together with a more favorable product mix. The fourth quarter gross margin represented an increase as a percent of sales of 2.4 percentage points over the previous quarter and 2.7 percentage points over the comparable quarter in 1993.

Operating expenses decreased as a percent of sales from 21.8% in fiscal 1993 to 16.7% in fiscal 1994. Exclusive of the noncash, nonrecurring charge included as write-off of intangible assets discussed below, operating expenses as a percent of sales decreased 7.6 percentage points primarily as a result of efficiencies gained from administering a larger organization. While ongoing operating expenses as a percent of total sales decreased significantly, selling, general and administrative expenses and research and development expenses increased $7,081 and $2,587, respectively, for an aggregate increase of $9,668 over fiscal 1993, and were consistent with the five-fold increase in the sales of the Company due to the Acquisition. In conjunction with the Acquisition, the Company reassessed its various product lines in light of the shift in management focus to the OPP film business and de-emphasized certain of its specialty molding products and industrial netting operations. Accordingly, the related assets, which were principally intangible in nature, were written down by $3,305, or $1,983 after taxes, to reflect their then current value. This noncash, nonrecurring charge was included in operating expenses in the second quarter of fiscal 1994 as a write-off of intangible assets.

Net interest expense increased $9,532 in fiscal 1994 when compared with the prior year. This increase was the result of the approximately $170,000 in additional debt incurred in April 1994 to consummate the Acquisition as discussed in the Liquidity and Capital Resources section below.

Income tax expense increased in fiscal 1994 as a result of increased earnings over 1993. Income tax expense as a percent of pre-tax income remained constant for fiscal years 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in 1996 provided $13,175 in cash, which was the result of $25,299 of net income before depreciation and amortization and other non-cash expenditures less a $12,124 net increase in other working capital items due primarily to the significant increase in capacity in the year. The net increase in working capital resulted from a $2,976 increase in inventory, a $1,436 increase in accounts receivable, a $410 increase in prepaid and other charges as well as decreases in accounts payable and accrued expenses of $6,895. Additions to property, plant and equipment were $51,573 and included expenditures related to the two announced capacity expansions. These capital expenditures were funded in part by $9,000 of borrowings pursuant to the Company's bank credit facility with the balance funded by cash equivalents and investment securities.

In April 1994, the Company entered into a bank credit agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,600. The Credit Agreement provides for a $25,000 Revolving Term Loan Facility, a $50,000 Revolving Credit Facility and a $6,600 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all the assets of the Company. The Revolving Term Loan Facility requires the Company to make 19 equal quarterly installments of $1,000, and a final payment of $6,000. To the extent the Company makes optional payments under this facility, the Company may reborrow such amounts up to the original scheduled availability. The Company's available credit at September 30, 1996 under this agreement consisted of $6,000 on the Revolving Term Facility and $50,000 from the Revolving Credit Facility.

In addition to the bank credit agreement, the Company has $150,000 in Senior Notes which were used to finance the Acquisition. The Senior Notes are unsecured, bear interest at 11.5% payable semiannually and do not require principal payments until they mature in full in 2002.

The Company is in the process of increasing its production capacity for OPP films by approximately 90 million pounds with the installation of two new tenter production lines, one eight meters wide and the other ten meters wide. The eight-meter line was completed in fiscal 1996 and the ten-meter line is scheduled to be operational in mid fiscal 1998. The total cost of the second new line is estimated to be approximately $55,000. As of September 30, 1996 the Company had funded approximately $9,500 of these costs, had entered into additional commitments of approximately $9,900 and anticipates approximately $35,600 of additional expenditures over the next two years. In connection with certain of these commitments and other capital expenditures, the Company has entered into foreign exchange contracts with nominal amounts of $2,415 to hedge purchases denominated in foreign currencies. Gains and losses on these contracts result from market risk associated with changes in the market values of the underlying currencies which would affect the capitalized value of the asset. The Company does not enter into foreign exchange contracts for trading purposes. The Company believes that available cash and equivalents, cash flow from operations, availability under the Revolving Credit Facility and availability under the Revolving Term Loan Facility will provide adequate funds over at least the next twenty-four months to accommodate its working capital needs, capital expenditures and debt service obligation.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. The cost of raw materials for most of the Company's products decreased during the early part of fiscal 1996, and then increased to pre-1996 levels by the end of the fiscal year. Industry estimates are predicting declines in resin costs during 1997. There can be no assurance, however, that future market conditions will support a direct correlation between cost fluctuations and films pricing.

                                      ###

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, fluctuations in raw materials prices, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of its efforts to expand into new markets and other risks detailed herein, in the Company's prospectuses dated August 16, 1995 and May 20, 1994 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item 8 is set forth on pages F-1 through F-15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of AET are as follows:

OFFICER
DIRECTOR/EXECUTIVE
NAME                                  AGE       POSITION                                                     SINCE
Amin J. Khoury                         57       Chairman of the Board(1)                                  October 1986
Thomas E. Williams                     50       President, Chief Executive Officer
                                                and Director(2)                                           December 1992
Robert H. Beeby                        63       Director                                                  October 1994
Nader A. Golestaneh+                   34       Director                                                  October 1986
Richard G. Hamermesh*                  47       Director                                                  October 1986
Mark M. Harmeling+                     43       Director                                                  October 1986
Paul W. Marshall                       54       Director                                                  October 1986
Joseph J. O'Donnell*                   52       Director                                                  October 1986
Hansjorg Wyss                          59       Director                                                  October 1986
David N. Terhune                       50       Executive Vice President and Chief Operating Officer(3)   February 1994
Mark S. Abrahams                       45       Vice President and General Manager, Specialty
                                                   Nets & Profiles Division(4)                            December 1993
Anthony J. Allott                      32       Vice President, Chief Financial Officer and Treasurer     July 1994
Gerald M. Haines II                    33       General Counsel and Secretary                             September 1995

-----------------

* Member Audit Committee
+ Member Stock Option and Compensation Committee

(1)  The Company has entered into a five-year Employment Agreement dated as of April 26, 1994 with Mr. Khoury pursuant to which he currently serves as Chairman of the Board of the Company.

(2)  The Company has entered into a five-year Employment Agreement dated as of April 26, 1994 with Mr. Williams pursuant to which he currently serves as Chief Executive Officer and President of the Company.

(3)  The Company has entered into a three-year Employment Agreement with Mr. Terhune dated February 1, 1996 pursuant to which he currently serves as Executive Vice President and Chief Operating Officer of the Company.

(4)  The Company has entered into a three-year Employment Agreement dated as of June 1, 1996 with Mr. Abrahams pursuant to which he currently serves as Vice President and General Manager of the Company's Specialty Nets & Profiles
     Division.

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Amin J. Khoury is the founder of AET and has been Chairman of the Board of Directors of AET since October 1986. From October 1986 to August 1993, Mr. Khoury served as the Chief Executive Officer of AET. Additionally, Mr. Khoury was elected President in August 1988 and served in that capacity through November 1992. Since 1986, he has been the President of the K.A.D. Companies, Inc., an investment, venture capital and consulting firm. Mr. Khoury is currently Chairman of the Board of Directors and Chief Executive Officer of BE Aerospace, Inc. ("BE Aerospace"), a manufacturer of cabin interior products for commercial aircraft, and a director of Aurora Electronics, Inc., a supplier of environmental recycling and recovery services to the electronics industry. Mr. Khoury is also a director of Brooks Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing.

Thomas E. Williams has been President of AET since December 1992. Mr. Williams served as Chief Operating Officer from December 1992 through July 1996 and has been Chief Executive Officer of AET since August 1993 and from December 1993 through January 1994 served as Interim Chief Financial Officer and Interim Treasurer. From 1988 until 1992, Mr. Williams was Chief Executive Officer and President of Home Innovations, Inc., a home furnishings company. From 1980 through 1988, Mr. Williams was a senior executive with Pepsico, Inc., where he held a number of positions, most recently Vice President of Operations, Pepsi-Cola USA.

Robert H. Beeby has been a Director of the Company since 1994. From 1989 to June 1991, Mr. Beeby was President and Chief Executive Officer of Frito-Lay, a United States manufacturer and distributor of snack foods, and from 1984 to 1988, President and Chief Executive Officer of Pepsi-Cola International, an international soft drink manufacturer and distributor. Mr. Beeby is a director of Church & Dwight, a manufacturer of consumer products and specialty chemicals, and The Columbia Gas System, Inc., a producer, transmitter and distributor of natural gas in the eastern United States.

Nader A. Golestaneh has been a Director of AET since 1986. Since 1990, Mr. Golestaneh has been President of Nine Newbury Properties, a real estate development company. Since 1986, Mr. Golestaneh has been an attorney in private practice in Boston, Massachusetts.

Richard G. Hamermesh has been a Director of AET since 1986. Since 1987, Mr. Hamermesh has been the Managing Partner of the Center for Executive Development, an independent executive education and training firm. Mr. Hamermesh is also a director of BE Aerospace.

Mark M. Harmeling has been a Director of AET since 1986. From 1985 to December 1993, Mr. Harmeling was president of Intercontinental Real Estate Corporation, a real estate holding and development corporation. Since January 1994, Mr. Harmeling has been President of Bay State Realty Advisors, a real estate consulting corporation. Mr. Harmeling is also a director of Universal Holding Corporation, an insurance holding company.

Paul W. Marshall has been a Director of AET since 1986 and is Senior Lecturer of Business Administration, Harvard Business School. Since December 1991, Mr. Marshall has served as Chairman of the Board and Chief Executive Officer of Rochester Shoe Tree Co., Inc., a manufacturer and distributor of cedar shoe trees and other cedar and shoe care products. From 1989 to November 1991, Mr. Marshall served as Chairman of Industrial Economics Co., and from 1981 to 1989, Mr. Marshall served as President and Chairman of Marshall Bartlett, Inc., both management consulting firms. Mr. Marshall served as an Adjunct Professor at Harvard Business School from 1989 to 1992. Mr. Marshall is also a director of BE Aerospace, Food Brands America, Inc., a meats products manufacturer, and Raymond James Financial Corporation, a regional brokerage firm.

Joseph J. O'Donnell has been a Director of AET since 1986. Since 1978, Mr. O'Donnell has been Chairman of the Board and Chief Executive Officer of Boston Concessions Group, Inc., a company that manages food service operations in ski areas, amusement parks, restaurants and theaters. Mr. O'Donnell is also a director of BE Aerospace and The Westwood Group, Inc., a restaurant and racing park holding company.

Hansjorg Wyss has been a Director of AET since 1986. Since 1977, Mr. Wyss has been a director, President and Chief Executive Officer of Synthes (U.S.A.), Ltd. and Synthes (Canada), Ltd., manufacturers and distributors of orthopedic implants and instruments. Mr. Wyss is also a director of BE Aerospace.

David N. Terhune has been Executive Vice President and Chief Operating Officer of AET since July 1996. From February 1994 to June 1996 he was Senior Vice President and Chief Financial Officer of AET. From 1992 to 1993, Mr. Terhune was the Chief Financial Officer of Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants. From 1990 to 1992, Mr. Terhune was Chief Financial Officer of Daka International, Inc., a holding company serving the food service management and restaurant businesses.

Mark S. Abrahams has been Vice President and General Manager of Specialty Nets and Profiles since December 1993. From November 1990 through July 1993, Mr. Abrahams was the President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment. From November 1988 through October 1990, Mr. Abrahams was the Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

Anthony J. Allott has been Vice President, Chief Financial Officer and Treasurer of the Company since July 1996. From May 1995 to June 1996, he served as Vice President and Treasurer of the Company and from July 1994 to April 1995, he was the Treasurer of the Company. From December 1992 through July 1994, Mr. Allott was the Corporate Controller with Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants, and from 1986 through 1992 he was with Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

Gerald M. Haines II has been General Counsel and Secretary of the Company since September 1995. From September 1990 to August 1995, Mr. Haines was an attorney with the law firm of Choate, Hall & Stewart.

"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, dated December 24, 1996, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation" in the Proxy Statement dated December 24, 1996 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Beneficial Ownership of Shares" in the Proxy Statement dated December 24, 1996 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Transactions" in the Proxy Statement dated December 24, 1996 is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A. FINANCIAL STATEMENTS

    Consolidated Balance Sheets, September 30, 1996 and 1995
    Consolidated Income Statements for the Years Ended September 30, 1996, 1995 and 1994
    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

    FINANCIAL STATEMENT SCHEDULES

    Schedule II-Valuation and Qualifying Accounts

    All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B. EXHIBITS

3.1(a)    Amended and Restated Certificate of Incorporation.
3.2(a)    Amended and Restated By-Laws.
4.1(d)    Indenture dated as of April 7,1995 between the Registrant and United
            States Trust Company of New York, Trustee.
4.2(d)    Form of 11 1/2% Senior Note due 2002 (included in Exhibit 4.2).
4.3(a)    Specimen Common Stock Certificate.
10.1(d)   Credit Agreement dated as of April 7, 1994 by and between the
            Registrant and The Chase Manhattan Bank (National Association), as agent.
10.1.1*   Amendments dated December 30, 1994, July 10, 1995 and June 28, 1996 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association), as agent.
10.2(b)   1986 Stock Option Plan, as amended.
10.3(c)   1991 Stock Option Plan, as amended.
10.4(e)   1991 Stock Option Plan for Directors, as amended.
10.5(d)   1994 Stock Option Plan, as amended.
10.6(a)   Agreement between the Registrant and BE Aerospace, Inc. dated as of
            April 17, 1990.
10.7*     Employment Agreement dated as of June 1, 1996 between the Registrant and Mark S. Abrahams.
10.8*     Employment Agreement dated as of February 1, 1996 between the
            Registrant and David N. Terhune, as amended.
10.9*     Agreement dated as of May 1, 1996 between the Registrant and Anthony
          J. Allott.
10.10*    Employment Agreement dated as of April 26, 1994 between the
            Registrant and Amin J. Khoury, as amended.
10.11*    Employment Agreement dated as of April 26, 1994 between the Registrant and Thomas E. Williams, as amended.
10.12(f)  Secured promissory notes of NMC in favor of the registrant in the aggregate principal amount of $1,400,000.
10.13(g)  Executive Deferred Compensation Plan dated as of September 1, 1994.
21.1(d)   Subsidiaries of the Registrant.
23.1*     Consent of Deloitte & Touche LLP
24.1*     Powers of Attorney
27*       Financial Data Schedule
[FN]
---------------

*  Filed herewith

(a) Contained in Exhibits to Registrant's Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-48841), filed with the Commission on June 25, 1992.
(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.
(e) Contained in Exhibits to the Registrant's Form 10K for the fiscal year ended September 30, 1992.
(f) Contained in Exhibits to the Registrant's Form 10K for the fiscal year ended September 30, 1993.
(g) Contained in Exhibits to the Registrant's Form 10K for the fiscal year ended September 30, 1994.

The above reference exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C. REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLIED EXTRUSION TECHNOLOGIES, INC.

                                       By: /s/ Anthony J. Allott
                                       -----------------------------------------
                                       Anthony J. Allott, Vice President and
                                       Chief Financial Officer
                                       December 13, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



Amin J. Khoury*                             /s/ Thomas E. Williams
-------------------------------------       ------------------------------------
Amin J. Khoury, Chairman of the Board       Thomas E. Williams, Chief Executive
December 13, 1996                           Officer, President and Director
                                            December 13, 1996



Robert H. Beeby*                            Paul W. Marshall*
-------------------------------------       ------------------------------------
Robert H. Beeby, Director                   Paul W. Marshall, Director
December 13, 1996                           December 13, 1996



Nader A. Golestaneh*                        Joseph J. O'Donnell*
-------------------------------------       ------------------------------------
Nader A. Golestaneh, Director               Joseph J. O'Donnell, Director
December 13, 1996                           December 13, 1996



Richard G. Hamermesh*                       Hansjorg Wyss*
-------------------------------------       ------------------------------------
Richard G. Hamermesh, Director              Hansjorg Wyss, Director
December 13, 1996                           December 13, 1996



Mark M. Harmeling*                          /s/ David N. Terhune
-------------------------------------       ------------------------------------
Mark Harmeling, Director                    David N. Terhune, Executive Vice
December 13, 1996                           President and Chief Operating
                                            Officer
                                            December 13, 1996




                                            *By: /s/ Thomas E. Williams
                                                --------------------------------
                                                       Thomas E. Williams
                                                       Power of Attorney

                                            Date: December 13, 1996
                                                 ------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, September 30, 1996 and 1995.................  F-2

Consolidated Income Statements for the Years Ended September 30, 1996,
1995 and 1994............................................................  F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
September 30, 1996, 1995 and 1994........................................  F-4

Consolidated Statements of Cash Flows for the Years Ended September 30,
1996, 1995 and 1994......................................................  F-5

Notes to Consolidated Financial Statements...............................  F-6


FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts for the Years Ended
September 30, 1996, 1995 and 1994 ........................................  F-15


INDEPENDENT AUDITORS' REPORT.............................................  F-16

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                   CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 1996 AND 1995
                             (In thousands, except per share amounts)
                                                                              1996         1995
                                                                              ----         ----
ASSETS
Current assets:
    Cash and cash equivalents                                              $  3,266     $ 20,475
    Investment securities                                                                 12,044
    Accounts receivable, net of allowance for doubtful accounts of $750
      and $784 at September 30, 1996 and 1995, respectively                  34,937       33,467
    Inventory                                                                30,582       27,606
    Prepaid expenses and deferred taxes                                       9,407        9,950
                                                                           --------     --------
      Total current assets                                                   78,192      103,542
Property, plant and equipment, net                                          245,546      206,743
Intangibles and deferred finance charges, net                                 5,860        7,081
Long-term note receivable and other assets                                    2,106        1,153
                                                                           --------     --------
                                                                           $331,704     $318,519
                                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                       $ 16,294     $ 18,123
    Accrued interest                                                          8,978        8,776
    Accrued expenses                                                         17,009       21,202
                                                                           --------     --------
      Total current liabilities                                              42,281       48,101

Long-term debt                                                              165,500      156,500
Deferred taxes and other credits                                             15,588       14,860

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
   no shares outstanding
Common stock, $.01 par value:
   Voting -- authorized, 14,865 shares; issued, 10,529 and 9,986
     shares at September 30, 1996 and 1995, respectively                        105          100
   Nonvoting -- authorized, issued and outstanding, 135 shares at
     September 30, 1995                                                                        1
Additional paid-in capital                                                   89,638       84,823
Retained earnings                                                            21,444       14,780
Cumulative translation adjustments                                              277          501
                                                                           --------     --------
                                                                            111,464      100,205

Treasury stock, at cost -- 266 and 149 shares at September 30,
   1996 and 1995, respectively                                               (3,129)      (1,147)
     Total stockholders' equity                                             108,335       99,058
                                                                           --------     --------
                                                                           $331,704     $318,519
                                                                           ========     ========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                    (In thousands, except per share amounts)
                                                 1996        1995        1994
                                               --------    --------    --------
SALES                                          $234,490    $233,935    $131,594
Cost of sales                                   181,899     168,664      97,128
                                               --------    --------    --------

GROSS PROFIT                                     52,591      65,271      34,466

OPERATING EXPENSES:
   Selling, general and administrative           20,144      20,219      15,415
   Research and development                       7,414       6,352       3,242
   Write-off of intangible assets                                         3,305
                                               --------    --------    --------
          Total operating expenses               27,558      26,571      21,962
                                               --------    --------    --------

OPERATING PROFIT                                 25,033      38,700      12,504

NON-OPERATING EXPENSES:
   Interest expense, net                         13,927      18,609      10,123
   Litigation settlement                                      1,400
                                               --------    --------    --------
          Total non-operating expenses           13,927      20,009      10,123
                                               --------    --------    --------
   Income before income taxes                    11,106      18,691       2,381
   Income tax expense                             4,442       7,476         954
                                               --------    --------    --------
NET INCOME                                     $  6,664    $ 11,215    $  1,427
                                               ========    ========    ========

EARNINGS PER COMMON SHARE:

    Primary                                    $    .61    $   1.45    $    .24
    Fully diluted                                   .61        1.39         .21

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:

   Primary                                       10,866       7,717       6,014
   Fully diluted                                 10,892       8,066       6,814



See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                       (In thousands, except per share amounts)
                                         VOTING           NONVOTING      ADDITIONAL             CUMULATIVE
                                      COMMON STOCK      COMMON STOCK      PAID-IN    RETAINED   TRANSLATION  TREASURY
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL    EARNINGS   ADJUSTMENT    STOCK
                                     ------   ------   ------   ------    -------    --------   ----------    -----
BALANCE, SEPTEMBER 30, 1993          5,979     $ 59     135      $ 1      $32,798    $ 2,138      $  12      $  (676)
Net income                                                                             1,427
Exercise of stock options               52        1                           172
Exchange rate changes                                                                               587
                                    ------     ----    ----      ---      -------    -------      -----      -------
BALANCE, SEPTEMBER 30, 1994          6,031       60     135        1       32,970      3,565        599         (676)
Net income                                                                            11,215
Treasury shares                                                                                                 (471)
Stock issued for profit sharing
   contribution                         70        1                           777
Issuance of common stock             3,450       35                        47,758
Exercise of stock options, net         435        4                         3,318
Exchange rate changes                                                                               (98)
                                    ------     ----    ----      ---      -------    -------      -----      -------
BALANCE, SEPTEMBER 30, 1995          9,986      100     135        1       84,823     14,780        501       (1,147)
Net income                                                                             6,664
Stock issued for profit sharing
   contribution                        145        1                         1,681
Conversion of non-voting
   common stock                        135        1    (135)      (1)
Common stock issued for
   employee stock purchase plan         18        1                           173
Treasury shares and other
   Exercise of stock options, net      245        2                         1,552                             (1,982)
Tax benefits related to stock
   option plan                                                              1,409
Exchange rate changes                                                                              (224)
                                    ------     ----    ----      ---      -------    -------      -----      -------
BALANCE, SEPTEMBER 30, 1996         10,529     $105                       $89,638    $21,444      $ 277      $(3,129)
                                    ======     ====    ====      ===      =======    =======      =====      =======

No preferred stock was issued or outstanding during any period presented.

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                                  (In thousands)

                                                                                1996         1995         1994
                                                                                ----         ----         ----
OPERATING ACTIVITIES:
   Net income                                                                 $  6,664     $ 11,215     $   1,427
   Adjustment to reconcile net income to net cash provided by operating activities:
     Provision for doubtful accounts                                               373          206           655
     Accretion of discount on investment securities                               (171)         (83)
     Depreciation and amortization                                              13,991       12,400         7,741
     Deferred income taxes                                                       4,442        6,113          (535)
     Write-off of intangible assets                                                                         3,305
     Changes in assets and liabilities which provided (used) cash, net of acquisitions:
             Prepaid expenses and other current assets                            (410)      (4,298)         (372)
             Accounts payable and accrued expenses                              (6,895)       7,885        18,789
             Accounts receivable and inventory                                  (4,819)      (6,854)          496
                                                                              --------     --------     ---------
                 Net cash provided by operating activities                      13,175       26,584        31,506

INVESTING ACTIVITIES:
   Purchases of investment securities                                           (4,055)     (15,977)
   Proceeds from maturities of investment securities                            16,270        4,016
   Additions to property, plant and equipment                                  (51,573)     (36,833)       (7,146)
   Proceeds from sale of assets                                                               1,177
   Acquisition of net assets                                                                             (172,986)
   Deferred costs and other                                                                      34
                                                                              --------     --------     ---------
                 Net cash used in investing activities                         (39,358)     (47,583)     (180,132)

FINANCING ACTIVITIES:
   Borrowings (repayments) under bank credit agreement, net                      9,000      (23,000)       (6,424)
   Proceeds from issuance of stock, net                                            198       50,645           172
   Borrowings pursuant to issuance of senior notes                                                        175,000
   Financing costs                                                                                         (7,284)
                                                                              --------     --------     ---------
                 Net cash provided by financing activities                       9,198       27,645       161,464

   Effect of exchange rate changes on cash                                        (224)         (98)          587
                                                                              --------     --------     ---------

   Increase (decrease) in cash and cash equivalents, net                       (17,209)       6,548        13,425
   Cash and cash equivalents, beginning                                         20,475       13,927           502
                                                                              --------     --------     ---------
   Cash and cash equivalents, ending                                          $  3,266     $ 20,475     $  13,927
                                                                              ========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest, net of capitalized interest of $5,106, $1,668 and $216,
            respectively                                                      $ 13,079     $ 18,001     $   1,154
       Income taxes                                                              1,669        3,125           514

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
               (In thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Applied Extrusion Technologies, Inc. (AET or the Company) develops, manufactures and sells a broad range of extruded thermoplastic products utilizing proprietary manufacturing technologies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES were made in connection with the preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles. These estimates affect reported amounts and disclosure of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS consist of cash and highly liquid debt instruments such as commercial paper and money market accounts purchased with an original maturity date of less than three months.

INVESTMENT SECURITIES are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment securities include only those in which the Company has the positive intent and ability to hold to maturity and are carried at amortized cost. Investment securities at September 30, 1995 consist of U.S. Treasury bills due in three months or less and their carrying amounts approximate their fair values. The Company holds no securities for trading or securities available for sale.

FINANCIAL INSTRUMENTS are recorded in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, and certain contracts to exchange cash or other financial instruments. For financial instruments, such as accounts receivable, accounts payable and accrued expenses, which reprice or mature within three months of the reporting date, carrying amount approximates fair value. At September 30, 1996 and 1995, the carrying amounts of long-term debt approximate their fair values. SFAS No. 107 excludes from its scope certain financial instruments and all nonfinancial instruments including inventory, property, plant and equipment, retirement benefit obligations, deferred compensation agreements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The carrying amount of cash and equivalents approximates fair value. For securities available for sale, fair values are based on quoted market prices or dealer quotes if available. There were no investment securities at September 30, 1996. At September 30, 1995, the carrying values of these financial instruments approximated their fair values.

INVENTORY is stated at the lower of cost or market with cost determined using an average-cost method.

PROPERTY, PLANT AND EQUIPMENT are stated at cost. For financial reporting purposes, depreciation is provided using the straight-line method over estimated useful lives. Estimated useful lives are 30 years for building and improvements and 5 to 15 years for machinery and equipment. Costs associated with the start-up of new production lines are capitalized and amortized over 18 months.

INTANGIBLES AND DEFERRED FINANCE CHARGES include intellectual property, patents, licenses, organization costs, covenants not to compete and costs associated with the issuance of debt. Amortization of intangibles is being recognized using the straight-line method based upon the economic useful lives of the assets, principally over ten years. Deferred finance charges are recognized using the straight-line method over the term of the related debt, and are included in net interest expense. On an ongoing basis, the Company evaluates the carrying value of intangible assets versus the cash benefit expected to be realized from the performance of the underlying operations and adjusts for any impairment in value.

INCOME TAXES are recorded under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. These differences arise principally from the use of accelerated depreciation methods for income tax reporting purposes and the straight-line method for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

SALES are recognized upon shipment of products to customers, when title and risk of loss have passed to the customer.

FOREIGN OPERATIONS are reported in accordance with SFAS No. 52, Accounting for the Translation of Foreign Currency Transactions and Foreign Currency Financial Statements. The Company periodically enters into foreign currency exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Gains or losses are deferred until the period in which the related transactions occur.

NET EARNINGS PER SHARE is computed using the weighted-average number of shares outstanding during each year, including common stock equivalents.

CERTAIN RECLASSIFICATIONS have been made to the comparative financial statements to conform with the current year presentation.

2. ACQUISITION

On April 7, 1994, AET acquired the packaging films business of Hercules, Incorporated for approximately $168,770 plus acquisition costs of $4,216. Financing for the acquisition was provided by the issuance of $150,000 of 11.5% interest only bonds that mature in 2002 and a $81,600 line of credit (see Note
6). In accordance with the Acquisition Agreement, the Company paid $161,000 at closing and $7,770 in August 1994. Financing costs of $7,284 were incurred in connection with the issuance of the bonds and the line of credit.

3. INVENTORY

Inventory consisted of the following at September 30:
                                                      1996        1995
                                                      ----        ----
           Raw materials                            $11,693     $10,926
           Finished goods                            18,889      16,680
                                                    -------     -------
                                                    $30,582     $27,606
                                                    =======     =======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30:
                                                         1996           1995
                                                         ----           ----
           Land                                       $  2,915       $  2,915
           Buildings and improvements                   36,207         28,236
           Machinery and equipment                     201,708        162,934
           Machinery and equipment in progress          42,193         37,434
                                                      --------       --------
                                                       283,023        231,519
           Less accumulated depreciation                37,477         24,776
                                                      --------       --------
                                                      $245,546       $206,743
                                                      ========       ========

Depreciation expense for the years ended September 30, 1996, 1995 and 1994 was $12,770, $11,124 and, $6,781, respectively.

The Company leases certain property and equipment under agreements generally with terms of five years and certain renewal options. Rental expense for the years ended September 30, 1996, 1995 and 1994 was approximately $857, $972 and $613, respectively.

The minimum annual rental commitments under noncancelable operating leases are as follows for each of the five years subsequent to September 30, 1996:


                1997                                  $  776
                1998                                     552
                1999                                     582
                2000                                     531
                2001                                     523
                                                      ------
                                                      $2,954
                                                      ======

5. INTANGIBLES AND DEFERRED FINANCE CHARGES

Intangibles and deferred finance charges consisted of the following at September
30:
                                                          1996            1995
                                                          ----            ----
        Patents and licenses                            $ 1,072         $ 1,072
        Organization costs                                  418             418
        Covenants not to compete                            109             109
        Deferred financing charges                        7,305           7,305
        Intellectual property                             1,611           1,611
                                                        -------         -------
                                                         10,515          10,515
        Less accumulated amortization                     4,655           3,434
                                                        -------         -------
                                                        $ 5,860         $ 7,081
                                                        =======         =======

6.  LONG-TERM DEBT

     Long-term debt consisted of the following on September 30:                            1996        1995
                                                                                           ----        ----
     Industrial Revenue Bond payable November 4, 2004 at prime minus 3%                  $  6,500    $  6,500
        (5.25% effective rate at September 30, 1996).

     Senior notes payable on April 7, 2002 at 11.5% interest due semi-
        annually on October 1 and April 1.                                                150,000     150,000

     Five-year Revolving Term Facility with availability of $15,000 at September 30,
        1996 and $19,000 at September 30, 1995, with required quarterly reductions of
        $1,000; balance due on March 31, 1999. Interest is due quarterly at LIBOR plus 2.75% or at Prime (effective rate of 8.19% at September 30, 1996 on
        LIBOR-related debt; Prime was 8.25% at September 30, 1996) on outstanding
        portion and .5%  on unused commitments.                                             9,000

     Revolving Credit Facility of $50,000 bearing interest at prime plus 1.25% on
        utilized portions and .5% for unused commitments.                                --------    --------
                                                                                         $165,500    $156,500
                                                                                         ========    ========

On April 7, 1994, in conjunction with the Acquisition (see Note 2) the Company entered into a bank credit agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,600. The Credit Agreement provides for a $25,000 Revolving Term Loan Facility, a $50,000 Revolving Credit Facility and a $6,600 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all assets of the Company. At September 30, 1996, the total $50,000 Revolving Credit was available to the Company. The Credit Agreement contains covenants which limit borrowings based on certain asset levels and require the Company to maintain a minimum tangible net worth, a specified fixed charge coverage and interest coverage ratios, and establishes maximum capital expenditure levels.

In addition to the Bank Credit Agreement, the Company issued $150,000 in Senior Notes to finance the Acquisition. The Senior Notes are unsecured, bear interest at 11.5% payable semiannually and do not require periodic principal payments until they mature in full in 2002.

The aggregate amount of long-term debt maturing in years subsequent to September 30, 1996 is as follows:

                1997                                 $
                1998                                    2,000
                1999                                    4,000
                2000                                    3,000
                2001
                2002 and thereafter                   156,500
                                                     --------
                                                     $165,500
                                                     ========

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:
                                              1996       1995
                                              ----       ----
                    Payroll and benefits    $ 6,513    $ 6,841
                    Market development        3,739      3,680
                    Taxes and other           6,757     10,681
                                            -------    -------
                                            $17,009    $21,202
                                            =======    =======

Included in accounts payable are outstanding checks of $7,547 and $2,318 at September 30, 1996 and 1995, respectively.

8. INCOME TAXES

The provision for income taxes consisted of the following for the years ended
September 30:
                                   1996      1995     1994
                                   ----      ----     ----
               Current:
                  U.S. Federal    $         $1,361   $1,489
               Deferred:
                  U.S. Federal     3,887     5,297     (624)
                  State              555       818       89
                                  ------    ------   ------
               Total deferred      4,442     6,115     (535)
                                  ------    ------   ------
                  Total           $4,442    $7,476   $  954
                                  ======    ======   ======




The components of the net deferred liability were as follows at September 30:

                                                           1996       1995         1994
                                                           ----       ----         ----
               Deferred Tax Assets:
                  Accounts receivable                    $   326     $   284     $   322
                  Inventory                                2,265         623       1,422
                  Other assets                               979       1,067       1,163
                  Other liabilities                        3,776       4,325       4,754
                  Tax credits and loss carryforwards      15,918      11,124       6,093
                  Valuation allowance                       (435)       (435)       (345)
                                                         -------     -------     -------
                    Total                                 22,829      16,988      13,409
                                                         -------     -------     -------
               Deferred Tax Liabilities:
                 Property, plant and equipment            32,595      23,744      14,074
                 Other assets                                235         211         187
                                                         -------     -------     -------
                    Total                                 32,830      23,955      14,261
                                                         -------     -------     -------
               Total net tax liability                   $10,001     $ 6,967     $   852
                                                         =======     =======     =======

A valuation allowance has been established for certain state deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit was not considered more likely than not.

At September 30, 1996, the Company has, for income tax reporting purposes, a federal net operating loss carryforward of $24,040 (expiration commencing in 2005) and state net operating loss carryforwards of $26,220 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $185, alternative minimum tax credit carryforward of $3,599 and state investment tax credits of $242 (expiration commencing in 2005).

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 1996, 1995 and 1994 was as follows:
                                                               1996       1995       1994
                                                               ----       ----       ----
          Statutory tax rate                                   35.0%      35.0%      34.0%
          State income taxes, net of federal tax benefits       3.6%       4.9%       3.8%
          Other, net                                            1.4%        .1%       2.2%
                                                               ----       ----       ----
                                                               40.0%      40.0%      40.0%
                                                               ====       ====       ====

9. WRITE-OFF OF INTANGIBLE ASSETS

In conjunction with the Acquisition (see Note 2), the Company de-emphasized and divested certain of its non-core product lines. Accordingly, the discounted cash flows generated from the related underlying assets, which were principally intangible in nature, were written down by $3,305 to reflect their realizable value. This non-recurring, non-cash charge is included as a component of operating expenses in the accompanying 1994 consolidated income statement.

10. STOCKHOLDERS' EQUITY

In August 1995, the Company issued 3,450,000 shares of common stock in a secondary public offering at $15.00 per share. Issuance costs associated with the offering amount to $3,957. The Company has used the net proceeds of approximately $48,000 from the offering to fund a portion of its planned capacity expansion projects, which will increase film production by approximately 90 million pounds at a total estimated cost of $95 million (see
Note 13). The first of two capacity expansions was completed during fiscal 1996 as the Company brought a new eight-meter tenter line on-stream. During fiscal 1996, treasury shares were issued in connection with the exercise of certain employee stock options. Tax benefits resulting from compensation expense allowable for U.S. Federal income tax purposes in excess of the expense recorded in the consolidated income statement have been credited to additional paid-in capital in the accompanying statements of stockholders' equity.


11. STOCK OPTIONS

The Company maintains common stock option plans for key employees and directors under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25% per year. Vested employee options generally terminate within three months of employment termination or three years after the death of the employee. Vested director options generally terminate within three months of the resignation or within six months of the death of a director. All options terminate upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. During fiscal 1996, the Company repriced 762,500 outstanding employee stock options to $8.25, the closing market price on the date of repricing. The revised option prices have been reflected for all applicable years in the stock option schedule to follow. The repricing affected only those stock options originally granted with an exercise price in excess of the closing price of the Company's common stock on the date of repricing. As of September 30, 1996, approximately 2,590,250 shares had been reserved for issuance under the plans.

The Company will be required to adopt SFAS No. 123, Accounting for Stock Based Compensation, in 1997. This standard requires certain disclosure about the value of stock options.

Information concerning the Company's option plans are as follows:
                                     SHARES UNDER          OPTION
                                       OPTION              PRICES        EXERCISABLE
                                     ------------          ------        -----------
     As of September 30, 1993         1,140,250          $1.00-8.25*       573,750
                                                                           =======
          Granted                     1,147,000           4.63-8.25*
          Exercised                     (51,625)          1.00-7.25
          Cancelled                     (94,625)          5.50-8.25*
                                      ---------
     As of September 30, 1994         2,141,000           1.00-8.25*       692,250
                                                                           =======
          Granted                       816,000                8.25*
          Exercised                    (435,989)          1.00-9.50
          Cancelled                    (192,875)          5.50-8.25*
                                      ---------
     As of September 30, 1995         2,328,136           1.00-8.25*       789,886
                                                                           =======
          Granted                       166,500           8.25-8.375*
          Exercised                    (243,386)          5.125-8.25
          Canceled                      (32,000)          1.00-8.25 *
                                      ---------
     As of September 30, 1996         2,219,250           1.00-8.375       948,000
                                      =========                            =======

* Reflects repricing of certain options to $8.25 per share as discussed above.

12. RELATED PARTY TRANSACTIONS

In 1989, the Company entered into a supply agreement with an affiliated company, BE Aerospace, Inc., pursuant to which the Company agreed to sell to the affiliate its requirements of certain components through March 31, 1998. The Company had sales resulting from this agreement of $1,649, $952 and $1,254 during the years ended September 30, 1996, 1995 and 1994, respectively. Total receivables from affiliated companies as of September 30, 1996, 1995 and 1994 were $578, $653 and $667, respectively.

The Company has entered into employment agreements extending for periods of up to five years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are eligible for performance bonuses. In addition, one officer and director received a one-time fee of $350 for services rendered related to the Acquisition and related debt refinancing. In connection with the Acquisition, the Company entered into a consulting agreement with Apex Partners, Inc. (Apex). Pursuant to this agreement and in consideration for the provisions of consulting services thereunder, the Company paid $1,000 in connection with the successful consummation of the Acquisition. Two of the stockholders of Apex are former officers and one is a former director of the Company. Pursuant to the consulting agreement, these individuals were granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $4.625 per share, the fair value per share on the date of grant. These options became exercisable in full on August 8, 1994 and were exercised during fiscal year 1996.

13. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with a plant expansion project, the Company has entered into commitments of future capital expenditures of approximately $9,900 at September 30, 1996 and anticipates approximately $35,600 of additional expenditures over the next two years.

The Company has entered into foreign exchange contracts, the last of which expires in May 1997, to hedge firm purchase commitments denominated in German Marks, Pounds Sterling and Japanese Yen. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1996 and 1995, the Company had outstanding foreign exchange contracts with notional values of $2,415 and $4,133, respectively. These contracts had no carrying value and a net unrealized loss of $36 and a net unrealized gain of $61 as of September 30, 1996 and 1995, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

14. EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company profit sharing and savings plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5% of gross salary. The plan also provides for profit sharing contributions at the Board's discretion. The plan allows for funding in either cash or Company stock and is fully accrued in the accompanying consolidated financial statements. Aggregate contributions were made with Company stock in the amount of $1,682 and $778 in 1996 and 1995, respectively, and cash of $541 in 1994.

The Company also has a non-qualified deferred compensation plan for certain executive employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment.

Under the terms of the Company's 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock based on compensation through payroll deductions. The purchase price for payroll deductions is the lower of 85% of the fair market value of the stock on the first or last day of the purchasing period. Purchases through payroll deductions are made on a semi-annual basis. Activity in the plan during fiscal 1996 is disclosed in the accompanying statement of changes in stockholders' equity. At September 30, 1996, there were 500,000 shares available for future offerings.

15. LITIGATION SETTLEMENT

In addition to routine legal proceedings incidental to the conduct of its business which are not material in the aggregate, AET was named in a consolidated action in 1992 related to its initial public offering as well as subsequent periodic reports, press releases and public statements. The Company's portion of the settlement is shown as a non-operating expense of $1,400 in the accompanying 1995 consolidated income statement. While the Company believes the litigation was without merit, management believes it was in the best interest of the Company to settle the matter.

16. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion, environmental and health care markets, as well as other industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales in 1996 and 1995 were to converters of packaging film for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 16% and 19% of sales in fiscal 1996 and 1995, respectively, with no other customer accounting for more than 10% of sales in fiscal 1996, fiscal 1995, or fiscal 1994.

Information by geographic location was as follows for the three years ended
September 30:
                                 1996            1995             1994
                                 ----            ----             ----
     Sales:
          United States        $211,768        $201,442        $115,603
          Foreign                22,722          32,493          15,991
                               --------        --------        --------
                               $234,490        $233,935        $131,594
                               ========        ========        ========

     Operating Profit:
          United States        $ 22,338        $ 36,053        $ 11,408
          Foreign                 2,695           2,647           1,096
                               --------        --------        --------
                               $ 25,033        $ 38,700        $ 12,504
                               ========        ========        ========

17. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1996, 1995 and 1994 were as follows:
                                                                                 NET
                                                               NET             INCOME
                                 NET           GROSS          INCOME           (LOSS)
                                SALES         PROFIT          (LOSS)          PER SHARE
                                -----         ------          ------          ---------
     September 30, 1996
        1st quarter            $50,251        $11,345        $ 1,403           $ .13
        2nd quarter             62,565         12,478          1,504             .14
        3rd quarter             61,043         13,818          1,981             .18
        4th quarter             60,631         14,950          1,776             .17

     September 30, 1995
        1st quarter             50,742         14,456          1,327             .19
        2nd quarter             58,105         17,025          3,065             .43
        3rd quarter             64,143         18,036          3,615             .48
        4th quarter             60,945         15,754          3,208             .34

     September 30, 1994
        1st quarter              9,423          2,482            163             .03
        2nd quarter              9,153          2,472         (2,092)           (.34)
        3rd quarter             55,062         13,696          1,331             .21
        4th quarter             57,956         15,816          2,025             .30


                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                THREE YEARS ENDED SEPTEMBER 30, 1996
                                                           (In thousands)
                                                     ADDITIONS      ADDITIONS
                                     BALANCE AT      CHARGED TO     CHARGED TO
                                     BEGINNING       COSTS AND       OTHER                                             BALANCE AT
          DESCRIPTION                OF PERIOD       EXPENSES       ACCOUNTS      ACQUISITION       DEDUCTIONS        END OF PERIOD
          -----------                ---------       --------       --------      -----------       ----------       --------------
Allowance for doubtful accounts:

   1996                                 $784            $373                                            $407                $750
   1995                                  806             206                                             228                 784
   1994                                  153             655                           520               522                 806

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Applied Extrusion Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in Item
14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and the financial statement schedule present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

/s/ Deloitte & Touche LLP
-------------------------

Boston, Massachusetts
November 14, 1996