Form 10-Q
period 1996-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1997-02-07
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                        Commission File No.
  December 31, 1996                                               0-19188





                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




        Delaware                                                 51-0295865
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,479,753 shares of Common Stock, $.01 par value per share, as of February 6, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except per share amounts)
                                                    (Unaudited)

                                                                                DECEMBER           SEPTEMBER
                                                                                31, 1996            30, 1996
                                                                                --------           ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  5,209           $  3,266
    Accounts receivable, net of allowance for doubtful accounts of $803
      on December 31, 1996 and $750 on September 30, 1996                         36,443             34,937
    Inventory                                                                     38,268             30,582
    Prepaid expenses and deferred taxes                                           10,550              9,407
                                                                                --------           --------
      Total current assets                                                        90,470             78,192
Property, plant and equipment, net                                               250,560            245,546
Intangibles and deferred finance charges, net                                      5,555              5,860
Long-term note receivable and other assets                                         1,668              2,106
                                                                                --------           --------
                                                                                $348,253           $331,704
                                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                            $ 15,979           $ 16,294
    Accrued interest                                                               4,931              8,978
    Accrued expenses                                                              13,338             17,009
    Current portion of long-term debt                                              4,000
                                                                                --------           --------
          Total current liabilities                                               38,248             42,281

Long-term debt                                                                   182,500            165,500
Deferred taxes and other credits                                                  16,347             15,588

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
    no shares outstanding
Common Stock, $.01 par value:
    Voting -- authorized, 14,865 shares; issued 10,706 at
        December 31, 1996 and 10,529 shares at September 30, 1996                    107                105
Additional paid-in capital                                                        91,519             89,638
Retained earnings                                                                 22,501             21,444
Cumulative translation adjustments                                                   214                277
                                                                                --------           --------
                                                                                 114,341            111,464
Treasury stock and other, 326 shares at December 31, 1996
    and 320 shares at September 30, 1996                                          (3,183)            (3,129)
                                                                                --------           --------
    Total stockholders' equity                                                   111,158            108,335
                                                                                --------           --------
                                                                                $348,253           $331,704
                                                                                ========           ========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                              1996         1995
                                                            -------      -------

SALES                                                       $59,445      $50,251
Cost of sales                                                45,969       38,906
                                                            -------      -------

GROSS PROFIT                                                 13,476       11,345

OPERATING EXPENSES:
   Selling, general and administrative                        5,402        4,201
   Research and development                                   1,991        1,578
                                                            -------      -------
          Total operating expenses                            7,393        5,779
                                                            -------      -------

OPERATING PROFIT                                              6,083        5,566

NON-OPERATING EXPENSES:
   Interest expense, net                                      4,321        3,228
                                                            -------      -------
          Total non-operating expenses                        4,321        3,228
                                                            -------      -------

   Income before income taxes                                 1,762        2,338
   Income tax expense                                           705          935
                                                            -------      -------

NET INCOME                                                  $ 1,057      $ 1,403
                                                            =======      =======

EARNINGS PER COMMON SHARE:                                  $   .10      $   .13
                                                            =======      =======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING:                                                 10,903       10,872
                                                            =======      =======














See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                   (In thousands)
                                                    (Unaudited)


                                                                                      1996              1995
                                                                                    --------          --------
OPERATING ACTIVITIES:
   Net income                                                                       $  1,057          $  1,403
   Adjustment to reconcile net income to net cash
       used in operating activities:
     Provision for doubtful accounts                                                      57                43
     Accretion of discount on investment securities                                                       (147)
     Depreciation and amortization                                                     4,256             3,378
     Deferred income taxes                                                               705               792
     Changes in assets and liabilities which provided (used) cash:
       Prepaid expenses and other current assets                                        (705)            (1,186)
       Accounts payable and accrued expenses                                          (8,033)          (10,141)
       Accounts receivable and inventory                                              (9,249)            1,331
                                                                                    --------          --------
             Net cash used in operating activities                                   (11,912)           (4,527)
                                                                                    --------          --------

INVESTING ACTIVITIES:
   Purchases of investment securities                                                                   (4,055)
   Proceeds from maturities of investment securities                                                    12,160
   Additions to property, plant and equipment                                         (8,965)          (16,477)
                                                                                    --------          --------
             Net cash used in investing activities                                    (8,965)           (8,372)
                                                                                    --------          --------

FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net                                     21,000
   Proceeds from issuance of stock, net                                                1,883             1,034
   Purchase of treasury stock and other                                                                 (1,252)
                                                                                    --------          --------
             Net cash provided by (used in) financing activities                      22,883              (218)

   Effect of exchange rate changes on cash                                               (63)             (176)
                                                                                    --------          --------

   Increase (decrease) in cash and cash equivalents, net                               1,943           (13,293)

   Cash and cash equivalents, beginning                                                3,266            20,475
                                                                                    --------          --------
   Cash and cash equivalents, ending                                                $  5,209          $  7,182
                                                                                    ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest, net of capitalized interest of $934 and $1,232, respectively       $  8,133          $  7,639
       Income taxes                                                                        2               215



See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.     BASIS OF PRESENTATION

   The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year.

   Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996, filed on Form 10-K with the Securities and Exchange Commission.


2.     INVENTORIES

   Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on December 31, 1996 and September 30, 1996 consisted of the following:

                                              DECEMBER         SEPTEMBER
                                                1996              1996
                                              --------         ---------

                     Raw materials            $12,335           $11,693
                     Finished goods            25,933            18,889
                                              -------           -------
                        Total                 $38,268           $30,582
                                              =======           =======


3.     COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with the plant expansion project scheduled to come on-stream in 1998 which is expected to increase capacity by approximately 50 million pounds per year, or 28%, management has entered into commitments for future capital expenditures of approximately $19,400 at December 31, 1996, and anticipates approximately $26,100 of additional expenditures to which it has not yet committed. The Company has entered into a foreign exchange contract, which expires in May 1997, to hedge a firm purchase commitment denominated in German Marks. Gain or loss on the foreign exchange contract which results from market risk associated with changes in the market values of the underlying currency is deferred and reported as part of the capitalized asset. At December 31, 1996, the Company had an outstanding foreign exchange contract with a U.S. dollar equivalent value of $1,320. This contract had no carrying value and a net unrealized loss of $9 as of December 31, 1996. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 WITH THE THREE MONTHS ENDED DECEMBER 31, 1995

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized oriented polypropylene ("OPP") and apertured films used in consumer product labeling, packaging, health care and other applications. AET was organized in 1986 to acquire, own and operate certain assets in the plastics products industry. The Company's existing apertured films business consists of these original assets and assets from a second acquisition in 1990. In April, 1994, AET acquired the assets of the packaging films business from Hercules, Incorporated ("1994 Acquisition"). This packaging films business represents approximately 85% of the Company's sales.

Certain of the end-use markets for the Company's OPP films are seasonal. For example, overall demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the periods ended December 31, 1996 and 1995 are referred to as the first quarters of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                             THREE MONTHS ENDED DECEMBER 31,
                                             -------------------------------
                                                 1996             1995
                                                ------           ------

      Sales.................................... 100.0%           100.0%
      Cost of sales............................  77.3             77.4
      Gross profit.............................  22.7             22.6
      Selling, general and administrative......   9.1              8.4
      Research and development.................   3.3              3.1
      Operating profit.........................  10.2             11.1
      Interest expense.........................   7.3              6.4
      Net income...............................   1.8              2.8


Sales for the first quarter of 1997 of $59,445 exceeded the first quarter of 1996 by $9,194, or 18%, due to a significant increase in volume of OPP films sold. This increase in volume was the result of a positive market reaction to new products developed over the past two years, the Company's expanded sales and marketing effort and an increase in market demand for OPP films. This strengthening of demand enabled the industry to sustain an across-the-board price increase initiated by AET in the current quarter. However, this price increase which was announced in October, did not fully offset higher cost of resins consumed in the quarter. Growth continues in the end-use markets for the Company's labeling and packaging products. Foreign operations accounted for approximately 12% of sales and 12% of operating profit in the first quarter of 1997, versus 14% of sales and 11% of operating profit in the same quarter of 1996.

Gross profit increased by $2,131 to $13,476 for the first quarter of 1997 versus the same quarter of 1996. Gross profit as a percentage of sales for the first quarter of 1997 was 22.7%, as compared with 22.6% in the first quarter of 1996.

Selling, general and administrative expenses of $5,402 increased by $1,201 over the comparable quarter in 1996. The Company significantly increased investments in product development, and sales and marketing, in order to develop new and enhanced products and the infrastructure to sell the output of the more than 30% increase in OPP films manufacturing capacity resulting from the new production line. The twelve new products or enhancements introduced over the last year and the 18% increase in revenue in the first quarter of 1997 are early indications of the success of these efforts. The increased investment in research and development expenditures of 26% and 37% over the first quarters of 1996 and 1995, respectively, were attributable to an increase in the number of scientists and research technicians as well as pilot production facilities which were added over the past two years. In the sales and marketing organization, approximately 20 experienced managers have been hired during the past year to further the Company's reach into new and existing markets.

Net interest expense for the first quarter of 1997 of $4,321 was $1,093 higher than the first quarter of 1996 due to reduced levels of capitalized interest in 1997 as well as higher outstanding debt balances which was primarily related to borrowings in connection with the capacity expansion projects.

Income taxes of $705 for the first quarter of 1997 were lower than 1996, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the first quarter of fiscal 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the 1994 Acquisition, the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. In December 1994, the Company amended the Credit Agreement to permit the Company to pay down any amounts borrowed under the Term Loan facility and later reborrow such amounts up to the maximum availability. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. At December 31, 1996, the Company had outstanding Revolving Term Loan and Revolving Credit Facility borrowings of $30,000 and has $35,000 available under its Revolving Credit Facility.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the acquisition. The Senior Notes, which bear interest at 11.5% payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

Operating activities in the first quarter of 1997 used $11,912 in cash, which was the result of a $17,987 net increase in working capital offset in part by $6,075 of net income before depreciation and amortization and other non-cash expenditures. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses as well as the aforementioned increase in inventory. Accounts payable and accrued expenses decreased primarily due to the Company's annual contributions to employee benefit plans. Cash and equivalents and borrowings from the Company's Credit Agreement, discussed above, were utilized for the above purposes and to fund capital expenditures of $8,965.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. Raw materials make up a significant portion of the Company's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support a direct correlation between raw material cost fluctuations and finished product films pricing.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, fluctuations in raw materials prices, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in the Company's prospectuses dated August 16, 1995 and May 20, 1994, its Annual Report on Form 10-K for the year ended September 30, 1996 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.




                           PART II - OTHER INFORMATION

None.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                      (Registrant)


                                          By: /s/ Anthony J. Allott
                                              ----------------------------------
                                              Vice President and
                                                Chief Financial Officer





February 7, 1997