Form 10-Q
period 1997-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1997-05-07
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                Commission File No.
     March 31, 1997                                       0-19188



                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




           Delaware                                      51-0295865
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,488,402 shares of Common Stock, $.01 par value per share, as of May 2, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                               MARCH        SEPTEMBER
                                                                             31, 1997       30, 1996
                                                                             --------       --------
                                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $  6,896        $  3,266
    Accounts receivable, net of allowance for doubtful accounts of $862
      on March 31, 1997 and $784 on September 30, 1996                         40,655          34,937
    Inventory                                                                  36,894          30,582
    Prepaid expenses and deferred taxes                                         7,664           9,407
                                                                             --------        --------
        Total current assets                                                   92,109          78,192
Property, plant and equipment, net                                            260,989         245,546
Intangibles and deferred finance charges, net                                   5,250           5,860
Long-term note receivable and other assets                                      2,389           2,106
                                                                             --------        --------
                                                                             $360,737        $331,704
                                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Current liabilities:
    Accounts payable                                                         $ 17,564        $ 16,294
    Accrued interest                                                            9,328           8,978
    Accrued expenses                                                           13,165          17,009
    Current portion of long-term debt                                           4,000
                                                                             --------        --------
        Total current liabilities                                              44,057          42,281

Long-term debt                                                                185,500         165,500
Deferred taxes and other credits                                               17,836          15,588

Commitments

STOCKHOLDERS' EQUITY:

Common Stock, $.01 par value:
  Authorized, 14,865 shares; issued, 10,744 at March 31, 1997
    and 10,529 shares at September 30, 1996                                       107             105
Additional paid-in capital                                                     91,850          89,638
Retained earnings                                                              24,251          21,444
Cumulative translation adjustments                                                265             277
                                                                             --------        --------
                                                                              116,473         111,464
Treasury stock and other, 320 shares at March 31, 1997
  and September 30, 1996, respectively                                         (3,129)         (3,129)
                                                                             --------        --------
        Total stockholders' equity                                            113,344         108,335
                                                                             --------        --------
                                                                             $360,737        $331,704
                                                                             ========        ========


     See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  1997          1996
                                                  ----          ----

SALES                                            $68,492      $62,565
Cost of sales                                     53,215       50,087
                                                 -------      -------

GROSS PROFIT                                      15,277       12,478

OPERATING EXPENSES:
   Selling, general and administrative             5,966        4,745
   Research and development                        2,132        1,918
                                                 -------      -------
          Total operating expenses                 8,098        6,663
                                                 -------      -------
OPERATING PROFIT                                   7,179        5,815

NON-OPERATING EXPENSES:

   Interest expense, net                           4,264        3,308
                                                 -------      -------

INCOME BEFORE INCOME TAXES                         2,915        2,507
   Income tax expense                              1,165        1,003
                                                 -------      -------

NET INCOME                                       $ 1,750      $ 1,504
                                                 =======      =======

EARNINGS PER COMMON SHARE                        $   .15      $   .14
                                                 =======      =======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                   11,384       11,012
                                                 =======      =======




See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   1997          1996
                                                   ----          ----

SALES                                            $127,937      $112,816
Cost of sales                                      99,184        88,993
                                                 --------      --------

GROSS PROFIT                                       28,753        23,823

OPERATING EXPENSES:

   Selling, general and administrative             11,368         8,946
   Research and development                         4,123         3,496
                                                 --------      --------
          Total operating expenses                 15,491        12,442
                                                 --------      --------

OPERATING PROFIT                                   13,262        11,381

NON-OPERATING EXPENSES:

   Interest expense, net                            8,585         6,536
                                                 --------      --------

INCOME BEFORE INCOME TAXES                          4,677         4,845
   Income tax expense                               1,870         1,938
                                                 --------      --------

NET INCOME                                       $  2,807      $  2,907
                                                 ========      ========

EARNINGS PER COMMON SHARE                        $    .25      $    .27
                                                 ========      ========


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                    11,144        10,942
                                                 ========      ========







 See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                   (Unaudited)



                                                                                       1997           1996
                                                                                       ----           ----
OPERATING ACTIVITIES:
   Net income                                                                        $  2,807       $  2,907
   Adjustment to reconcile net income to net cash provided by (used in)
     operating activities:
       Provision for doubtful accounts                                                    144             82
       Depreciation and amortization                                                    8,629          6,766
       Deferred income taxes                                                            2,248            693
       Changes in assets and liabilities which provided (used) cash:
         Prepaid expenses and other current assets                                      1,460         (4,744)
         Accounts payable and accrued expenses                                         (2,226)        (6,011)
         Accounts receivable and inventory                                            (12,174)        (1,166)
                                                                                     --------       --------
              Net cash provided by (used in) operating activities                         888         (1,473)

INVESTING ACTIVITIES:
   Purchases of investment securities                                                                 (4,055)
   Proceeds from maturities of investment securities                                                  16,099
   Additions to property, plant and equipment                                         (23,462)       (25,498)
                                                                                     --------       --------
              Net cash used in investing activities                                   (23,462)       (13,454)

FINANCING ACTIVITIES:
   Borrowings under credit agreement                                                   26,000          8,000
   Repayments under credit agreement                                                   (2,000)
   Purchase of treasury stock and other                                                               (1,561)
   Proceeds from issuance of stock                                                      2,216          2,603
                                                                                     --------       --------
             Net cash provided by financing activities                                 26,216          9,042

   Effect of exchange rate changes on cash                                                (12)          (206)
                                                                                     --------       --------

   Increase (decrease) in cash and cash equivalents, net                                3,630         (6,091)

   Cash and cash equivalents, beginning                                                 3,266         20,475
                                                                                     --------       --------
   Cash and cash equivalents, ending                                                 $  6,896       $ 14,384
                                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
       Interest, net of capitalized interest of $2,134 and $5,106, respectively      $  7,712       $  6,384
       Income taxes                                                                  $      2       $  2,141



See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996, filed with the Securities and Exchange Commission on Form 10-K.


2.   INVENTORIES

     Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on March 31, 1997 and September 30, 1996 consisted of the following:

                                  MARCH        SEPTEMBER
                                   1997          1996
                                   ----          ----

           Raw materials         $11,166        $11,693
           Finished goods         25,728         18,889
                                 -------        -------
              Total              $36,894        $30,582
                                 =======        =======


3.   COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

     In connection with the major plant expansion project which is scheduled to come on-stream in 1998 and is expected to significantly increase the Company's manufacturing capacity, management had entered into commitments for future capital expenditures of approximately $10,157 at March 31, 1997, and anticipates approximately $23,000 of additional expenditures to which it has not yet committed. The Company has entered into foreign exchange contracts, the last of which expires in February 1998, to hedge certain firm purchase commitments denominated in Japanese Yen, German Marks and Pounds Sterling. Gains and losses on these contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. At March 31, 1997, the Company had outstanding foreign exchange contracts with U.S. dollar equivalent values of $10,157. These contracts had no carrying value and a net unrealized loss of $459 as of March 31, 1997. The Company does not enter into foreign exchange contracts for trading purposes.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company will adopt SFAS No. 128 in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share on a pro-forma basis would have been as follows:

                               MARCH 31,          MARCH 31,
                                 1997               1996
                               ---------          ---------

Primary                         $ .17              $ .15
Fully diluted                     .16                .14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

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

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128, which relates to a new method to calculate earnings per share, will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

For the purposes of this discussion and analysis, the three and six month periods ended March 31, 1997 and 1996 are referred to as the second quarter and six months of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                             ------------------      ----------------
                                                  MARCH 31               MARCH 31
                                                  --------               --------
                                               1997       1996         1997     1996
                                               ----       ----         ----     ----

     Sales..................................   100.0%    100.0%       100.0%   100.0%
     Cost of sales..........................    77.7      80.1         77.5     78.9
     Gross profit...........................    22.3      19.9         22.5     21.1
     Selling, general and administrative....     8.7       7.6          8.9      7.9
     Research and development...............     3.1       3.1          3.2      3.1
     Operating profit.......................    10.5       9.3         10.4     10.1
     Interest expense.......................     6.2       5.3          6.7      5.8
     Net income.............................     2.6       2.4          2.2      2.6


Sales for the second quarter of 1997 of $68,492 exceeded the second quarter of 1996 by $5,927, or 9.5%. This increase was due primarily to a higher volume of OPP films sold during the 1997 quarter compared to the same quarter of 1996, offset in part by slightly lower average selling prices. For the six months ended March 31, 1997, the Company reported sales of $127,937 which represents a 13% increase over the six months ended March 31, 1996. This sales revenue growth was due to a higher volume of products sold, which was facilitated by new capacity brought on-stream during fiscal 1996, investments in new product development and an expanded sales and marketing organization. For the six months ended March 31, 1997 foreign sales and foreign operating profit were 11% and 12%, respectively, of total sales and operating profit. For the six months ended March 31, 1996, foreign sales were 11% of total sales and foreign operating profit was 10% of total operating profit.

Gross profit of $15,277 for the second fiscal quarter of 1997 and $28,753 for the six months ended March 31, 1997 increased by $2,799 and $4,930, respectively, over the comparable 1996 periods. Gross profit as a percentage of sales was 22.3% and 22.5% for the three and six months ended March 31, 1997, respectively, versus 19.9% and 21.1% for the same periods of 1996. The increases were primarily the result of the increased volume referred to above as well as an improved mix of products due to investments made in new product development offset in part by higher manufacturing costs during the second fiscal quarter of 1997. The Company's primary production facility in Terre Haute, Indiana experienced higher maintenance costs and machine down time due to equipment problems and manufacturing issues. These higher costs resulted from mechanical slitting issues and lower outputs due to the development process of manufacturing certain new films. The mechanical problems have been resolved in the current quarter, but higher beginning inventory and product costs will impact the financial results in the third quarter.

Selling, general and administrative expenses of $8,098 and $15,491 for the three and six months ended March 31, 1997, respectively, were $1,435 and $3,049 higher than the comparable 1996 levels. The higher expense levels are attributable to an enhanced product development effort and an expanded sales organization. The investments in research and development and sales and marketing are integral parts of the Company's strategy to support the 60% increase in capacity which the Company is bringing on-stream over a two year period. Such expenses are expected to increase only nominally to support the second phase of this expansion in 1998.

Net interest expense increased $956 and $2,049 for the quarter and six months ended March 31, 1997, respectively, over the same periods of 1996 due to reduced levels of capitalized interest on construction projects in 1997 as well as higher outstanding debt balances primarily related to borrowings in connection with the capacity expansion projects.

Income taxes of $1,165 and $1,870 for the second quarter and six months of fiscal 1997, respectively, were higher than 1996, due to higher pre-tax earnings. Income tax as a percent of before-tax income remained constant for the quarter and six months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the April 7, 1994 acquisition of substantially all the assets of the packaging films group of Hercules, Inc., the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. In December 1994, the Company amended the Credit Agreement to permit the Company to pay down any amounts borrowed under the Term Loan facility and later reborrow such amounts up to the maximum availability. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. At March 31, 1997, the Company had $30,000 available under its Revolving Credit Facility.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the acquisition. The Senior Notes, which bear interest at 11.5% payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

The Company generated $3,630 of cash and equivalents during the first six months of fiscal 1997. Operating activities provided $888 of cash, which was the result of $13,828 provided by net income before depreciation, amortization and other non-cash items offset by a $12,940 net decrease in working capital accounts. The net decrease in working capital was primarily the result of planned increases in inventories, an increase in accounts receivable due to proportionately higher sales in the six months of fiscal 1997 versus the comparable 1996 period, offset by modest decreases in accounts payable and accrued expenses. Interest paid during the six months of 1997, which includes the payment of semi-annual bond interest, amounted to $9,846. Borrowings under the Company's Credit Agreement, discussed above, were primarily utilized to find capital expenditures of $23,462.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials and labor and inflation. Raw materials make up a significant portion of the Company's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support a direct correlation between raw material cost fluctuations and finished product films pricing.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties, including those related to the timely development and acceptance of new products, fluctuations in raw materials prices, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in the Company's prospectuses dated August 16, 1995 and May 20, 1994, its Annual Report on Form 10-K for the year ended September 30, 1996 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                    (Registrant)


                                         By:/s/ Anthony J. Allott
                                            ---------------------------------
                                             Vice President and
                                             Chief Financial Officer



May 7, 1997