Form 10-Q
period 1997-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1997-08-14
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                       Commission File No.
     June 30, 1997                                                0-19188





                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




       Delaware                                                 51-0295865
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,538,686 shares of Common Stock, $.01 par value per share, as of August 11, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                             JUNE         SEPTEMBER
                                                                            30, 1997      30, 1996
                                                                           --------        --------
                                                                          (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                $  5,674        $  3,266
  Accounts receivable, net of allowance for doubtful accounts of $920
    on june 30, 1997 and $750 on september 30, 1996                          40,498          34,937
  Inventory                                                                  33,820          30,582
  Prepaid expenses and deferred taxes                                         7,202           9,407
                                                                           --------        --------
          Total current assets                                               87,194          78,192
Property, plant and equipment, net                                          271,027         245,546
Intangibles and deferred finance charges, net                                 5,007           5,860
Long-term note receivable and other assets                                    2,459           2,106
                                                                           --------        --------
                                                                           $365,687        $331,704
                                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
  Accounts payable                                                         $ 16,914        $ 16,294
  Accrued expenses                                                           15,946          17,009
  Accrued interest                                                            5,050           8,978
  Current portion of long-term debt                                           4,000
                                                                           --------        --------
          Total current liabilities                                          41,910          42,281

Long-term debt                                                              191,500         165,500
Deferred taxes and other credits                                             18,458          15,588

Commitments

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 Par value; authorized, 1,000 shares,
  no shares outstanding
Common stock, $.01 Par value:
  Voting -- authorized, 14,865 shares; issued, 10,762 at
    June 30, 1997 and 10,529 shares at September 30, 1996                       108             105
Additional paid-in capital                                                   91,963          89,638
Retained earnings                                                            24,996          21,444
Cumulative translation adjustments                                              (24)            277
                                                                           --------        --------
                                                                            117,043         111,464
Treasury stock and other, 327 and 320 shares at June 30, 1997
  and September 30, 1996, respectively                                       (3,224)         (3,129)
                                                                           --------        --------
          Total stockholders' equity                                        113,819         108,335
                                                                           --------        --------
                                                                           $365,687        $331,704
                                                                           ========        ========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                  1997          1996
                                                  ----          ----

SALES                                            $70,076      $61,043
Cost of sales                                     54,731       47,225
                                                 -------      -------
GROSS PROFIT                                      15,345       13,818

OPERATING EXPENSES:
  Selling, general and administrative              6,204        5,363
  Research and development                         2,122        1,906
                                                 -------      -------
         Total operating expenses                  8,326        7,269
                                                 -------      -------

OPERATING PROFIT                                   7,019        6,549

NON-OPERATING EXPENSES:
  Acquisition costs                                1,500
  Interest expense, net                            4,278        3,247
                                                 -------      -------
         Total non-operating expenses              5,778        3,247

  Income before income taxes                       1,241        3,302
  Income tax expense                                 496        1,321
                                                 -------      -------

NET INCOME                                       $   745      $ 1,981
                                                 =======      =======

EARNINGS PER COMMON SHARE                        $   .07      $   .18
                                                 =======      =======

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                     11,241       10,979
                                                 =======      =======



See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   1997          1996
                                                   ----          ----

SALES                                            $198,014      $173,859
Cost of sales                                     153,916       136,218
                                                 --------      --------

GROSS PROFIT                                       44,098        37,641

OPERATING EXPENSES:
  Selling, general and administrative              17,572        14,309
  Research and development                          6,245         5,402
                                                 --------      --------
          Total operating expenses                 23,817        19,711
                                                 --------      --------

OPERATING PROFIT                                   20,281        17,930

NON-OPERATING EXPENSES:
  Acquisition costs                                 1,500
  Interest expense, net                            12,861         9,783
                                                 --------      --------
          Total non-operating expenses             14,361         9,783
                                                 --------      --------

  Income before income taxes                        5,920         8,147
  Income tax expense                                2,368         3,259
                                                 --------      --------

NET INCOME                                       $  3,552      $  4,888
                                                 ========      ========

EARNINGS PER COMMON SHARE                        $    .32      $    .45
                                                 ========      ========


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                      11,176        10,954
                                                 ========      ========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)
                                   (Unaudited)


                                                                                      1997           1996
                                                                                      ----           ----

OPERATING ACTIVITIES:
  Net income                                                                        $  3,552       $  4,888
  Adjustment to reconcile net income to net cash provided by
   Operating activities:
     Provision for doubtful accounts                                                     231            125
     Depreciation and amortization                                                    13,029         10,214
     Deferred income taxes                                                             2,686            882
     Changes in assets and liabilities which provided (used) cash:
     Prepaid expenses and other assets                                                 1,852         (5,121)
     Accounts payable and accrued expenses                                            (4,282)        (9,720)
     Accounts receivable and inventory                                                (9,030)           980
                                                                                    --------       --------
             Net cash provided by operating activities                                 8,038          2,248

INVESTING ACTIVITIES:
  Purchases of investment securities                                                                 (4,055)
  Proceeds from maturities of investment securities                                                  16,270
  Additions to property, plant and equipment                                         (37,657)       (39,301)
                                                                                    --------       --------
             Net cash used in investing activities                                   (37,657)       (27,086)

FINANCING ACTIVITIES:
  Borrowings under credit agreement                                                   46,000         11,000
  Repayments under line of credit agreement, net                                     (16,000)        (4,000)
  Purchase of treasury stock and other                                                               (1,361)
  Proceeds from issuance of stock                                                      2,328          3,905
                                                                                    --------       --------
             Net cash provided by financing activities                                32,328          9,544

  Effect of exchange rate changes on cash                                               (301)          (207)
                                                                                    --------       --------

  Increase (decrease) in cash and cash equivalents, net                                2,408        (15,501)

  Cash and cash equivalents, beginning                                                 3,266         20,475
                                                                                    --------       --------
  Cash and cash equivalents, ending                                                 $  5,674       $  4,974
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest, net of capitalized interest of $3,435 and $5,106, respectively      $ 16,110       $ 13,712
      Income taxes                                                                         2          1,669


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996, filed with the Securities and Exchange Commission on Form 10-K.


2.   INVENTORIES

     Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on June 30, 1997 and September 30, 1996 consisted of the following:

                                          JUNE              SEPTEMBER
                                          1997                 1996
                                          ----             ----------

               Raw materials           $    9,059         $    11,693
               Finished goods              24,761              18,889
                                       ----------         -----------
                  Total                $   33,820         $    30,582
                                       ==========         ===========


3.   COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

     In connection with the plant expansion projects previously announced by the Company, management has entered into commitments for future capital expenditures of approximately $14,262 at June 30, 1997, and anticipates approximately $13,000 of additional expenditures to which it has not yet committed. The Company has entered into foreign exchange contracts, the last of which expires in February 1998, to hedge certain firm purchase commitments denominated in German Marks, Pounds Sterling and Japanese Yen. Gains and losses on these contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. At June 30, 1997, the Company had outstanding foreign exchange contracts with a notional value of $6,562. These contracts had no carrying value and a net unrealized loss of $347 as of June 30, 1997. The Company does not enter into foreign exchange contracts for trading purposes.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth calendar quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company will adopt SFAS No. 128 in the first fiscal quarter of 1998. Had SFAS No. 128 been effective for the quarters ended June 30, 1997 and 1996, reported earnings per share on a pro forma basis would have been as follows:

                                                JUNE 30,         JUNE 30,
                                                 1997              1996
                                                 ----              ----

            Primary                              $ .07            $   .19
            Fully diluted                          .07                .19

The Financial Accounting Standards Board has issued Statement No.'s 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that changes made to comply with this statement will not affect financial position or net income as previously reported.

Statement No. 131 requires public business enterprises to report financial and descriptive information about its operating segments. The provisions of this statement are effective for periods beginning after December 15, 1997. Management believes that implementation of this statement will not affect financial position or results of operations as previously reported, but may impact the level of disclosure of its segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

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

In March 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of calendar 1997. SFAS No. 128, which relates to a new method to calculate earnings per share, will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

For the purposes of this discussion and analysis, the three and nine month periods ended June 30, 1997 and 1996 are referred to as the third quarter and nine months of 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 ------------------       -----------------
                                                       JUNE 30                  JUNE 30
                                                       -------                 --------
                                                   1997        1996         1997     1996
                                                   ----        ----         ----     ----
      Sales..................................     100.0%      100.0%       100.0%   100.0%
      Cost of sales..........................      78.1        77.4         77.7     78.4
      Gross profit...........................      21.9        22.6         22.3     21.6
      Selling, general and administrative....       8.9         8.8          8.9      8.2
      Research and development...............       3.0         3.1          3.2      3.1
      Operating profit.......................      10.0        10.7         10.2     10.3
      Interest expense.......................       6.1         5.3          6.5      5.6
      Net income.............................       1.1         3.2          1.8      2.8

Sales for the third quarter of 1997 of $70,076 exceeded the third quarter of 1996 by $9,033, or 14.8%. This increase was due primarily to a 21% higher volume of OPP films sold during the 1997 third quarter compared to the same quarter of 1996, offset in part by lower average selling prices. The lower average selling prices result from a less favorable sales mix, impacted by a higher percentage of secondary material production due in part to the manufacture of a number of new products. For the nine months ended June 30, 1997, the Company reported sales of $198,014 which represents a 13.9% increase over the nine months ended June 30, 1996. This sales revenue growth was facilitated by new capacity brought on-stream late in fiscal 1996, investments in new product development and an expanded sales and marketing organization. Approximately 40% of fiscal 1997 year-to date sales were from new products or enhancements developed by the Company within the past three years. Foreign sales comprised 10% of total sales and foreign operating profit was 11% of total operating profit for the nine months ended June 30, 1997.

Gross profit of $15,345 for the third fiscal quarter of 1997 increased by $1,527, or 11.1%, over the comparable 1996 period. Gross profit as a percentage of sales was 21.9% for the three months ended June 30, 1997 versus 22.6% for the same period of 1996. For the nine months ended June 30, 1997, gross profit was $44,098 or $6,457 higher than the same fiscal 1996 period. The increases were primarily the result of significantly higher sales volume as a result of both new capacity and investments made in new product development offset in part by higher manufacturing costs and production inefficiencies. These inefficiencies related primarily to process equipment downtime and the production of secondary materials as discussed above.

Selling, general and administrative expenses of $6,204 and $17,572 for the three and nine months ended June 30, 1997, respectively, were $841 and $3,263 higher than the comparable 1996 levels. Research and development expenses for the third quarter and nine months ended June 30, 1997 were $216 and $843 higher than the comparable prior year periods. The higher expense levels were attributable to the ongoing initiatives of the Company to increase capacity, enhance its product offerings and expand the reach of the sales and marketing organization. These investments are integral parts of the Company's strategy to support the 60% increase in its production capacity over a two year period, and are expected to increase only nominally to support the second phase of this expansion in fiscal 1998.

In the third quarter of fiscal 1997, the Company recorded a one-time charge of $1,500 or $900 after taxes, representing costs incurred in connection with acquisition discussions which were terminated during the quarter. The Company also intends to divest certain of its non-films operations and to reinvest the proceeds in its OPP films business. The core businesses not included in these planned divestitures are OPP films and apertured films for the medical and filtration markets.

Net interest expense increased $1,031 and $3,078 for the quarter and nine months ended June 30, 1997, respectively, over the same periods of 1996 due to reduced levels of capitalized interest on construction projects as well as higher outstanding debt balances primarily related to borrowings in connection with the completed capacity expansion projects.

Income taxes of $496 and $2,368 for the third quarter and nine months of fiscal 1997, respectively, were lower than 1996, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the quarter and nine months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the April 7, 1994 acquisition of substantially all the assets of the packaging films group of Hercules, Inc. (the "Acquisition"), the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. At June 30, 1997, the Company had $24,000 available under its Revolving Credit Facility. As a result of the one-time charge discussed above in connection with terminated acquisitions during the quarter, the Company's fixed charge coverage ratio under the terms of the Credit Agreement was below the required covenant level. The Company has received a waiver from the lending group.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the 1994 Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

The Company generated $2,408 of cash and cash equivalents during the first nine months of fiscal 1997. Operating activities in fiscal 1996 generated $8,038 in cash, which was the result of $19,498 net income before depreciation and amortization and other non-cash expenditures, offset in part by an $11,460 net increase in working capital accounts. The net working capital increase resulted from a combined $9,030 increase in accounts receivable and inventory, a $4,282 decrease in accounts payable and accrued expenses, partially offset by an increase of $1,852 in prepaid expenses and other assets. Interest paid during the first nine months of fiscal 1997, including two payments of semi-annual bond interest, amounted to $19,545. Capital expenditures for the nine months ended June 30, 1997 were $37,657 including $13,648 related to the Company's expansion programs and were offset by net borrowings of $30,000.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. Raw materials make up a significant portion of the Company's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support a direct correlation between raw material cost fluctuations and finished product films pricing.


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

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                                  (Registrant)



                                                 By:/s/ Anthony J. Allott
                                                    ----------------------------
                                                        Vice President and
                                                        Chief Financial Officer


August 14, 1997