Form 10-K
period 1997-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1997-12-18
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

COMMISSION FILE NO. 0-19188

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         DELAWARE                                                            51-0295865
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

3 CENTENNIAL DRIVE, PEABODY, MASSACHUSETTS                                                      01960
 (Address of principal executive offices)                                                     (Zip Code)

Registrant's telephone number, including area code:  (978) 538-1500

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
               Title of Each Class                          on Which Registered
               -------------------                         ---------------------

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

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $75,119,388 on December 9, 1997, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the Nasdaq National Market System as of such date.

The number of shares of the Registrant's Common Stock outstanding as of December 9, 1997, was 10,543,072 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders.

                                 FORM 10-K INDEX


                                                        PART I

Item 1.       Business.......................................................................................1

Item 2.       Properties.....................................................................................5

Item 3.       Legal Proceedings..............................................................................5

Item 4.       Submission of Matters to a Vote of Security Holders............................................5



                                                       PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters .....................5

Item 6.       Selected Financial Data........................................................................6

Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................7

Item 8.       Financial Statements and Supplementary Data...................................................10

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................10


                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant............................................10

Item 11.      Executive Compensation........................................................................12

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................12

Item 13.      Certain Relationships and Related Transactions................................................12



                                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................12












                                       (i)

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

Applied Extrusion Technologies, Inc. ("AET" or the "Company") is a leading developer and manufacturer of highly specialized, single and multilayer oriented polypropylene ("OPP") films for use in consumer product labeling and packaging applications. The Company believes that OPP films have emerged as the premier specialty films, particularly in higher margin, niche product applications, due to technological advantages that satisfy customer demand for enhanced performance attributes and lower costs. End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity or oxygen and moisture barriers to preserve freshness. Based upon internal market data, the Company believes it has significant market shares of the plastic soft drink bottle label, snack food and candy packaging and overwrap markets. Labeling applications for AET's OPP films include labels for Pepsi-Cola (R) and Coca-Cola (R) plastic bottles, Nestles (R) Sweet Success (TM), General Foods Tang (TM) and aerosol cans for products such as S.C. Johnson Wax Glade (TM) Air Freshener. Packaging applications for AET's OPP films include packaging for Frito-Lay (R) snacks, and M&M/Mars (R) and Hershey (R) candies.

AET is the second largest manufacturer of OPP films in North America, and one of only two broad line suppliers of such products. Approximately 81 percent of the Company's sales in fiscal 1997 were generated by the sale of its OPP film products. The Company also develops, manufactures and sells oriented, apertured films, or nets, for health care and other markets. Such products are used in finger bandages, surgical dressings, tracheotomy pads and other controlled porosity applications. Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

BUSINESS STRATEGY

The Company's business strategy is to build a high quality organization to offer a broad line of high-quality, specialized products for niche consumer product labeling and packaging applications while remaining one of the lowest cost producers of such products. Elements of the Company's business strategy include:
(i) expand production capacity; (ii) expand the product line through the development of additional innovative, high-value products and continue the enhancement of existing products; (iii) broaden sales reach to new markets and geographic regions; and (iv) achieve lowest cost producer of value-added films.

During fiscal 1996, AET brought its new eight-meter tenter line on-stream, which represents the first of two new expansion projects that will position the Company as the largest OPP films supplier in North America. The Company's ten-meter tenter line is scheduled for start-up in April 1998. Upon completion, these two projects will represent a 60 percent increase in AET's OPP films manufacturing capacity over a two year period. The Company has been positioning itself for several years to sell this capacity. The Company embarked on a focused strategic initiative in 1996 to supply bottle label, tobacco overwrap and other value-added flexible packaging films to Latin American and European converters and other end users. AET's global expansion program has realized recent strategic successes and has begun to yield substantial growth opportunities in the high-end segment of the industry.

During fiscal 1997, the Company announced its intention to divest certain of its non-film operations and to reinvest the proceeds in its OPP films business.

INDUSTRY OVERVIEW

The Company competes principally in the specialty film segment of the approximately $17 billion flexible packaging industry. In addition to polypropylene, specialty films are manufactured from polyester, cellophane, nylon, polystyrene and certain polyolefin compounds. The overall North American specialty film segment of the flexible packaging industry approximated $3.0 billion in shipments in calendar year 1996, of which the largest single component, OPP films, accounted for an estimated $800 million of shipments.

North American demand for OPP films used in specialty applications grew at an average annual rate of approximately 6 percent from 1989 through 1996. The Company believes that this growth is driven by a number of factors, including:
(i) the shift from glass to plastic beverage containers that use OPP film labels; (ii) the shift from rigid containers to flexible packaging; (iii) the growth in the snack food and confectionary industries; and (iv) the substitution of specialized OPP films with greater barrier and graphics properties for traditional consumer product labels and packaging.

COMPETITIVE STRENGTHS

AET is currently the second largest manufacturer of OPP films in North America with an approximate 26 percent market share based on volume and 24 percent of the high-end product segment. AET focuses on serving niche consumer product markets in which competition is largely based on superior product attributes and performance. The Company believes its strong competitive position is attributable to a number of factors, including its technological leadership, modern and efficient manufacturing capability, broad product lines, a technically skilled sales force and an experienced management team.

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

Opaque OPP films provide a barrier to visible and ultraviolet light or a print surface for superior graphics and are used primarily in bottle labeling and confection and snack food packaging. The Company's opaque OPP film products are used as the label for approximately 85 percent of the plastic soda bottles sold in the United States and Canada. For snack food packaging, AET manufactures and sells metallized, sealable, composite and saran coated versions of opaque OPP film. End users in confectionery markets often choose opaque packaging for marketing and manufacturing purposes. The Company's opaque OPP films permit rapid machine speeds and provide superior printability.

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

In addition to OPP films, AET develops, manufactures and sells a broad range of oriented apertured films, or "nets," for a number of markets, including health care. AET's Delnet(R) product is used widely in health care markets as a porous facing material for bandages. By permitting one-way fluid flow and two-way airflow without adhering to the wound, Delnet material enhances the healing process. In the United States, most finger bandages, including Johnson & Johnson BAND-AIDS (R), use Delnet facing.

MARKETING AND CUSTOMERS

The Company maintains a sales and marketing force of highly skilled professionals, including individuals with considerable technical expertise whose principal role is to provide customer support. AET's marketing activities have historically been focused primarily in North America. During 1996, AET announced its intent to enter into the Latin American and European OPP films market as part of its long-term globalization strategy, and to continue penetration into Asia Pacific. AET has expanded its sales and marketing organization to include sales directors for Latin America, Europe and the Asia Pacific regions. AET's OPP film products are sold primarily through its internal sales organization whereby employees interface with customers and the Company's research and development technicians to create new films as well as new applications for OPP films.

The Company's OPP film sales are predominantly to converters, who print and laminate films before selling to end users, including one such converter that accounted for approximately 16 percent of sales in fiscal 1997 and 1996. The Company considers it an important part of its marketing effort to maintain direct relations with major end users, who generally provide detailed specifications to converters as to the performance characteristics of the film to be used in their labeling and packaging materials. The Company also sells OPP films directly to end users.

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

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation," resulting in improved stability and a more uniform thickness in thinner films, while the tenter process provides better operating economies with thicker films. AET believes that its tubular manufacturing capacity enables it to "downgauge" or manufacture thinner films, preserving machinability and other performance characteristics of thicker film while using less material, thereby improving performance relative to cost. AET is the only North American OPP film producer that utilizes both the tubular and tenter manufacturing processes.

Delnet and other apertured film products are produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being biaxially oriented.

The Company conducts product and process research and development through a staff of approximately 70 chemists, engineers and technicians. Consistent with AET's strategy to fill the Company's new manufacturing capacity with high-end films, the research and development group introduced twelve new or enhanced products during fiscal 1996 and eight more in fiscal 1997, responding to evolving customer and end user requirements for attributes such as barrier, clarity and machinability. During fiscal 1997 and 1996, the Company spent approximately $8.2 million and $7.4 million, respectively, on research and development.

POLYPROPYLENE AND OTHER RAW MATERIALS

The Company's principal products are manufactured primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide a cost-efficient material for applications such as packaging. In addition, polypropylene possesses superior clarity and natural barrier qualities and can be modified to add other qualities or features such as metallization, which make it a higher performance and more cost-efficient material than other plastic resins. The majority of the Company's resin requirements is obtained from four suppliers; however, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. The Company's other raw materials, which are used in the manufacture of its netting and other products, are generally available from a large number of suppliers in sufficient quantities to meet current requirements. The Company has historically not experienced any significant disruptions in supply as a result of shortages in raw materials.

Polypropylene resin represents a significant percentage of the Company's cost of sales and these resin costs have historically fluctuated. The prices of OPP films have tended to rise in periods when resin costs increase and, conversely, have tended to decrease in times of declining resin costs. There is no direct correlation between resin cost fluctuations and OPP films pricing, and there can be no assurance that future market conditions will support a direct correlation.

COMPETITION

The Company competes with manufacturers of OPP and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper and foil, and rigid packaging materials, such as glass, metal and other containers. The flexible packaging industry is very competitive and many of the Company's competitors have significantly greater financial, technological, manufacturing and marketing resources than the Company. The Company believes that Mobil Corporation, which is the largest OPP film manufacturer in North America, is the only other broad-line OPP packaging film supplier based in North America. There are a number of other North American manufacturers of OPP film; however, only Mobil Corporation and AET have a greater than 20 percent market share. Competition in OPP films markets is based primarily on product performance characteristics, machinability, quality, reliability and price.

With respect to its netting products, the Company competes with the diverse markets these products serve primarily on the basis of quality, performance and price. Delnet(R) products compete in certain markets with woven, nonwoven and knit fabrics, as well as other plastic netting products. The Company generally competes with these other products by stressing the technological superiority of its Delnet(R) products.

The Company believes that there are significant factors which provide the Company with a competitive advantage. These factors relate to the markets into which the Company sells certain high margin, value-added products, and include:
(i) the advanced proprietary manufacturing processes required to produce a varied range of such products; (ii) proprietary OPP film product formulations;
(iii) the research and development expertise required to sustain product innovation; and (iv) the cost to customers of switching product manufacturers. There can be no assurance, however, that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than the Company.

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

EMPLOYEES

AET employs approximately 1,360 full-time employees. The United Paper Workers International Union, Local 884, represents approximately 230 production and maintenance employees at the Company's Covington, Virginia facility under a collective bargaining agreement that expires in June, 2000. The Company considers all employee relations to be satisfactory.

Information with respect to the Executive Officers of the Company may be found in Item 10 of this report.

ITEM 2.  PROPERTIES

The following table provides information with respect to AET's facilities:

                                                 Location                     Square Feet          Owned/Leased
                                                 --------                     -----------          ------------

Films                                       Terre Haute, Indiana                821,000                 owned
                                            Covington, Virginia                 517,000                 owned
                                            Varennes, Quebec, Canada            108,000                 owned
                                            New Castle, Delaware:
                                               Administration and
                                               Research Center                   50,000                leased

Specialty Nets & Profiles                   Salem, Massachusetts                170,000                 owned
                                            Middletown, Delaware                145,000                 owned

Corporate                                   Peabody, Massachusetts                7,600                leased

All of the Company's owned real property secures the Company's obligations under its $81,600,000 bank credit agreement. The Company entered into a lease agreement effective April 1997 for approximately 50,000 square feet of office/research space in the Wilmington, Delaware area. The Company believes that its facilities are suitable for its present intended purposes and adequate for the Company's level of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock has been quoted on the Nasdaq National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the Nasdaq National Market System:

                                                    Fiscal Year 1996                           Fiscal Year 1997
                                                    High         Low                          High          Low
                                                    ----         ---                          ----          ---

Quarter ended December 31                          18 3/8      11 1/8                        12             8 3/8
Quarter ended March 31                             13 7/8      10 1/2                        13 7/8        10
Quarter ended June 30                              14 5/8      10 5/8                        12 1/4         9 5/8
Quarter ended September 30                         12 3/4       8                            12             8 5/16


The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the Company. As of December 10, 1997, there were approximately 140 holders of record and more than 2,500 beneficial holders of the Company's Common Stock.

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


                                                                          YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------
INCOME STATEMENT DATA:
                                                         1997          1996         1995        1994        1993
                                                         ----          ----         ----        ----        ----
Sales                                                  $262,271      $234,490     $233,935    $131,594    $41,268
Cost of sales                                           205,037       181,899      168,664      97,128     30,295
                                                       --------     ---------     --------    --------    -------

   Gross profit                                          57,234        52,591       65,271      34,466     10,973

Selling, general and administrative expenses             23,819        20,144       20,219      15,415      8,334
Research and development expenses                         8,221         7,414        6,352       3,242        655
Restructuring charges                                     4,500
Write-off of intangible assets                                                                   3,305
                                                       --------     ---------      -------    --------    -------

   Operating profit                                      20,694        25,033       38,700      12,504      1,984

Interest, net                                            16,868        13,927       18,609      10,123        591
Acquisition costs                                         1,500
Litigation settlement                                                                1,400
                                                       --------     ---------     --------    --------    -------

Income before income taxes                                2,326        11,106       18,691       2,381      1,393

Provision for income tax                                    930         4,442        7,476         954        558
                                                       --------     ---------     --------    --------    -------
   Net income                                          $  1,396     $   6,664     $ 11,215    $  1,427    $   835
                                                       ========     =========     ========    ========    =======


EARNINGS PER SHARE:

Primary                                                $    .13     $     .61     $   1.45    $    .24    $   .14
Fully diluted                                               .13           .61         1.39         .21        .14

BALANCE SHEET DATA:

Working capital                                        $ 33,600     $  35,911     $ 55,441    $ 32,187    $ 8,401
Total assets                                            376,493       331,704      318,519     263,977     50,233
Current maturities of long-term debt                      4,000                                  4,000
Long-term debt                                          196,500       165,500      156,500     175,500      6,500
Stockholders' equity                                    112,183       108,335       99,058      36,519     34,332

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized plastic films used in consumer product labeling, flexible packaging, health care and other applications. AET was organized in 1986 to acquire a business which develops, manufactures and sells oriented apertured films, or nets, as well as non-net thermoplastic products for a number of markets. In April of 1994, the Company acquired the OPP films business from Hercules Incorporated (the "Acquisition").

Certain of the end use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the fiscal years ended September 30, 1997, 1996 and 1995, are referred to as 1997, 1996 and 1995, respectively. All amounts indicated are in thousands.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statements:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                           1997          1996         1995
                                                           ----          ----         ----

         Sales............................................100.0%        100.0%       100.0%
         Cost of sales.....................................78.2          77.6         72.1
         Gross profit..................................... 21.8          22.4         27.9
         Selling, general and administrative                9.1           8.6          8.6
         Research and development...........................3.1           3.2          2.7
         Operating profit...................................7.9          10.7         16.5
         Interest expense, net..............................6.4           5.9          8.0
         Net income.........................................0.5           2.8          4.8

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Sales for fiscal 1997 of $262,271 were $27,781, or 12 percent, higher than sales in 1996 reflecting a 15 percent increase in unit volume sales of OPP films. This sales revenue growth was facilitated by new capacity brought on stream during the third quarter of fiscal 1996, investments in new product development and an expanded sales and marketing organization. This increase in volume was offset in part by lower average selling prices, particularly in the fourth quarter, due to competitive pressures precipitated by lower capacity utilization in the OPP films industry. This lower capacity utilization is the result of the new capacity additions by AET and four of its competitors which are either currently on-line or scheduled to start-up in fiscal 1998. The lower average selling prices for the Company during 1997 also resulted from a less than favorable sales mix, impacted by a higher percentage of secondary material production due in part to the manufacture of a number of new products. Approximately 40 percent of fiscal 1997 sales were from new or enhanced products introduced by the Company within the past three years. Foreign sales comprised 10 percent of total 1997 sales and foreign operating profit was 13 percent of total operating profit.

Gross profit of $57,234 for 1997 increased by $4,643, or 9 percent, over the 1996 period. As a percentage of sales, gross margin was 21.8 percent in 1997 versus 22.4 percent in 1996. This decrease was due in part to the previously discussed lower average prices throughout the industry during 1997, as well as the impact of certain production inefficiencies related to process equipment downtime and the manufacture of a number of new products.

Selling, general and administrative expenses of $23,819 for 1997 were $3,675 higher than 1996. Research and development expenses in 1997 of $8,221 exceeded 1996 levels by $807. The higher expense levels were attributable to the ongoing initiatives of the Company to enhance its product offerings and expand the reach of the sales and marketing organization. These investments are integral parts of the Company's strategy to support the investment in a 60 percent increase in its production capacity over a two year period. These expenses are expected to increase only nominally to support the second phase of this expansion which will be completed in fiscal 1998.

The Company implemented a restructuring plan in the fourth quarter of 1997, which includes headcount reductions in certain manufacturing operations, divestiture of certain non-core businesses and certain other organizational changes and therefore recorded a $4,500 restructuring charge, $2,700 after taxes. These reserves represent estimated costs which will be incurred by the Company related to severance, voluntary retirement programs and other employment-related costs, as well as costs associated with Company-wide plant restructuring efforts. The Company sold its dry adhesive web and injection molding businesses, which collectively comprised less than 5 percent of total Company revenues at the time of divestiture. Proceeds from the sale were utilized to paydown debt and to reinvest in the Company's core OPP films and apertured films businesses.

Net interest expense increased $2,941 over 1996 due to higher levels of outstanding debt primarily related to borrowings in connection with the first of the two new capacity expansion projects.

In the third quarter of fiscal 1997, the Company recorded a one-time charge of $1,500, or $900 after taxes, representing costs incurred in connection with acquisition due diligence and negotiations which were terminated during the quarter.

Income taxes of $930 for 1997 were lower than 1996, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for 1997 and 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL 1995

Sales for 1996 of $234,490 were slightly greater than the 1995 level of $233,935. While unit volume sales of OPP films increased by 3 percent, revenues were flat due to insufficient price realization throughout the industry. This depressed pricing situation was precipitated by an inventory correction on the part of customers and end-users of OPP films during the first half of 1996, as they reduced inventory levels and consequently demand in anticipation of lower films prices. Demand surged late in the second quarter, and the industry was once again operating at a very high rate of capacity utilization. Overall demand for the Company's products was strong as reflected by continued growth in labeling and flexible packaging applications for consumer products such as beverages, salty snacks and confectionery. For 1996, foreign operations accounted for approximately 10 percent of total sales and approximately 11 percent of total operating profit.

Gross profit as a percent of sales decreased to 22.4 percent in 1996 versus 27.9 percent in 1995 due almost entirely to the previously discussed competitive pricing situation throughout the industry at a time of rising resin costs. Resin costs increased 24 percent from April to September 1996 without improvement in OPP films selling prices. The new capacity brought on stream by the Company during the third quarter of fiscal 1996 exceeded all internal production plans and resulted in reduced production costs in the fourth quarter.

Selling, general and administrative expenses remained flat as a percentage of sales in 1996 versus 1995. Investments in research and development, however, were increased another 17 percent over the prior year and aggregated 3.2 percent of sales. The increased research and development expenditures contributed significantly to the development of twelve new or enhanced products during 1996. The sales and marketing organization was expanded to support the Company's growth in North America as well as its announced initiatives in Europe, Latin America and the Pacific Rim. The aforementioned increases in operating expenses were partially offset by reductions during 1996 in general and administrative expenses of $1,652, primarily as a result of reduced incentive-related compensation.

Net interest expense for fiscal 1996 decreased $4,682 as compared to fiscal 1995. This decrease was due to increased capitalized interest on the two new lines under construction. Capitalized interest during 1996 was $5,106 as compared to $1,668 in fiscal 1995.


Income taxes of $4,442 for the year ended September 30, 1996 were less than the comparable 1995 period, due to lower pre-tax earnings. Income tax as a percent of before-tax earnings remained constant for fiscal 1996. Earnings per share decreased from 1995 proportionately more than net income due to the 35 percent increase in shares outstanding resulting from the stock issuance in 1995.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the Acquisition, the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing in an amount up to $81,660. The Credit Agreement provided for a $25,000 Term Loan Facility, a $50,000 Revolving Credit Facility, and a $6,660 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all of the assets of the Company. This Revolving Term Loan Facility provides for reductions in the maximum borrowing equal to $1,000 per quarter for 19 consecutive quarters, and a final reduction of $6,000. At September 30, 1997, the Company had $17,000 available under its Revolving Credit Facility. As a result of the one-time charge in connection with due diligence and negotiations for a terminated acquisition during the third fiscal quarter and the restructuring charges recorded in the fourth fiscal quarter, the Company's interest and fixed charge coverage ratios were below those required by the terms of the Credit Agreement. The Company has received a waiver of the applicable covenants from the lending group.

In addition to the Credit Agreement, the Company issued $150,000 in Senior Notes to finance the 1994 Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

Operating activities in 1997 provided $17,416 in cash, which was the result of $19,859 of net income before depreciation and amortization and other non-cash expenditures, less a $2,443 net increase in other working capital items. The net increase in working capital resulted from a $4,037 increase in inventory, a $3,861 increase in accounts receivable, and a $328 decrease in prepaid and other charges, offset by increases in accounts payable and accrued expenses of $5,127. Interest paid during 1997 amounted to $20,545. Additions to property, plant and equipment were $54,963 and included expenditures related to the two capacity expansions. These capital expenditures were funded in part by $35,000 of net borrowings pursuant to the Credit Agreement with the balance funded by available cash and cash flow. During the fourth quarter of 1997, the Company sold assets related to its dry adhesive net and injection molding businesses. Net proceeds from these sales of $6,700 approximated book value and were utilized to paydown borrowings under the Company's Revolving Credit Facility.

The Company is in the process of increasing its OPP films production capacity by approximately 90 million pounds with the installation of two new production lines, one eight meters wide and the other ten meters wide. The eight-meter line was completed in fiscal 1996 and the ten-meter line is scheduled to be operational in the middle of fiscal 1998. The total cost of the second new line is estimated to be approximately $57,000. As of September 30, 1997 the Company had funded approximately $43,000 of this cost and anticipates approximately $14,000 of additional expenditures during fiscal 1998. In connection with certain of these commitments and other capital expenditures, the Company has entered into foreign exchange contracts with nominal amounts of $5,746 to hedge purchases denominated in foreign currencies. Gains and losses on these contracts result from market risk associated with changes in the market values of the underlying currencies which would affect the capitalized value of the asset. The Company does not enter into foreign exchange contracts for trading purposes. The Company believes that available cash and equivalents, cash flow from the business, proceeds from the announced divestitures of non-core business segments and borrowing availability under the Credit Agreement will provide adequate funds over at least the next 24 months to accommodate its working capital needs, capital expenditures and debt service obligation.

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



NEW ACCOUNTING PRONOUNCEMENTS

Information related to new accounting pronouncements is included in the footnotes to the consolidated financial statements.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed herein, in the Company's prospectuses dated August 16, 1995 and May 20, 1994 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item 8 is set forth on pages F-1 through F-16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of AET are as follows:

OFFICER
DIRECTOR/EXECUTIVE
NAME                                  AGE       POSITION                                                      SINCE

Amin J. Khoury                         58       Chairman of the Board(1)                                   October 1986
Thomas E. Williams                     51       President, Chief Executive Officer
                                                and Director(2)                                           December 1992
Robert H. Beeby                        64       Director                                                   October 1994
Nader A. Golestaneh+                   37       Director                                                   October 1986
Richard G. Hamermesh*                  49       Director                                                   October 1986
Mark M.Harmeling+                      44       Director                                                   October 1986
Paul W. Marshall                       55       Director                                                   October 1986
Joseph J. O'Donnell*                   53       Director                                                   October 1986
David N. Terhune                       51       Executive Vice President and Chief Operating Officer(3)   February 1994
Mark S. Abrahams                       46       Vice President and General Manager, Specialty
                                                   Nets & Profiles Division(4)                            December 1993
Anthony J. Allott                      33       Vice President, Chief Financial Officer and Treasurer         July 1994
Gerald M. Haines II                    34       General Counsel and Secretary                            September 1995

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

BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS

Amin J. Khoury -- Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Brooks Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing.

Thomas E. Williams -- Director, President and Chief Operating Officer of the Company since December 1992; Chief Executive Officer of the Company since August 1993; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

Robert H. Beeby --Director of the Company; From 1989 to June 1991, President and Chief Executive Officer of Frito-Lay, Inc., a United States manufacturer and distributor of snack foods; from 1984 to 1988, President and Chief Executive Officer of Pepsi-Cola International, an international soft drink manufacturer and distributor; Director of Church & Dwight, a manufacturer of consumer products and specialty chemicals, the A.C. Nielsen Company, an international market research company, and The Columbia Gas System, Inc., a producer, transmitter and distributor of natural gas in the eastern United States.

Nader A. Golestaneh -- Director of the Company; since 1990, President of Centremark Properties, Inc., a real estate management and development company; since 1986, attorney in private practice in Boston, Massachusetts.

Richard G. Hamermesh -- Director of the Company; since August 1987, Managing Partner, Center for Executive Development, an independent executive education and training firm; Director of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft.

Mark M. Harmeling -- Director of the Company since 1986; since 1997, an executive of The A.G. Spanos Corporation, a leading developer of multi-family residential complexes; since 1991, President of Bay State Reality Advisors, a real estate consulting firm; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

Paul W. Marshall -- Director of the Company; since 1996, Professor of Management, Harvard Business School; from 1992 to 1997, Chairman of the Board and Chief Executive Officer of Rochester Shoe Tree Company, Inc., a manufacturer and distributor of cedar shoe trees and other cedar and shoe care products; from 1989 to 1991, Chairman of Industrial Economics Company, a management consulting firm; from 1989 to 1992, Adjunct Professor, Harvard Business School; Director of Raymond James Financial Corporation, a regional brokerage firm.

Joseph J. O'Donnell -- Director of the Company; since 1978, Chairman of the Board and Chief Executive Officer of Boston Concessions Group, Inc., a company that manages food service operations in ski areas, amusement parks, restaurants and theaters.

David N. Terhune -- Executive Vice President and Chief Operating Officer of AET since July 1996. From February 1994 to June 1996 he was Senior Vice President and Chief Financial Officer of AET. From 1992 to 1993, Mr. Terhune was the Chief Financial Officer of Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants. From 1990 to 1992, Mr. Terhune was Chief Financial Officer of Daka International, Inc., a holding company serving the food service management and restaurant businesses.

Mark S. Abrahams -- Vice President and General Manager of Specialty Nets and Profiles since December 1993. From November 1990 through July 1993, Mr. Abrahams was the President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment. From November 1988 through October 1990, Mr. Abrahams was the Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

Anthony J. Allott -- Vice President, Chief Financial Officer and Treasurer of the Company since July 1996. From May 1995 to June 1996, he served as Vice President and Treasurer of the Company and from July 1994 to April 1995, he was the Treasurer of the Company. From December 1992 through July 1994, Mr. Allott was the Corporate Controller with Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants, and from 1986 through 1992 he was with Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

Gerald M. Haines II -- General Counsel and Secretary of the Company since September 1995. From September 1990 to August 1995, Mr. Haines was an attorney with the law firm of Choate, Hall & Stewart.

"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, dated December 24, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

"Executive Compensation" in the Proxy Statement dated December 29, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Beneficial Ownership of Shares" in the Proxy Statement dated December 29, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Transactions" in the Proxy Statement dated December 29, 1997 is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets, September 30, 1997 and 1996
       Consolidated Income Statements for the Years Ended September 30, 1997, 1996 and 1995
       Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows for the Years Ended
       September 30, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements

       FINANCIAL STATEMENT SCHEDULES

       Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B.  EXHIBITS

3.1(a)     Amended and Restated Certificate of Incorporation.
3.2(a)     Amended and Restated By-Laws.
4.1(d)     Indenture dated as of April 7,1995 between the Registrant and United
              States Trust Company of New York, Trustee.
4.2(d)     Form of 11 1/2 percent Senior Note due 2002 (included in
              Exhibit 4.2).
4.3(a)     Specimen Common Stock Certificate.
10.1(d)    Credit Agreement dated as of April 7, 1994 by and between the
              Registrant and The Chase Manhattan Bank (National Association),
              as agent.
10.1.1     Amendments dated December 30, 1994, July 10, 1995 and June 28, 1996 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association), as agent.
10.1.2*    Amendment dated as of March 31, 1997 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association),as agent.
10.1.3*    Waiver dated as of August 7, 1997 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association),as agent.
10.2(b)    1986 Stock Option Plan, as amended.
10.3(c)    1991 Stock Option Plan, as amended.
10.4(e)    1991 Stock Option Plan for Directors, as amended.
10.5(d)    1994 Stock Option Plan, as amended.
10.6(g)    Employment Agreement dated as of June 1, 1996 between the Registrant and Mark S. Abrahams.
10.7(g)    Employment Agreement dated as of February 1, 1996 between the
              Registrant and David N. Terhune, as amended.
10.8*      Agreement dated as of August 22, 1997 between the Registrant and
              Anthony J. Allott.
10.9(g)    Employment Agreement dated as of April 26, 1994 between the
              Registrant and Amin J. Khoury, as amended.
10.10(g)   Employment Agreement dated as of April 26, 1994 between the
              Registrant and Thomas E. Williams, as amended.
10.11(f)   Executive Deferred Compensation Plan dated as of September 1, 1994.
21.1(d)    Subsidiaries of the Registrant.
23.1*      Consent of Deloitte & Touche LLP
24.1*      Powers of Attorney
27*        Financial Data Schedule
99*        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
              the Private Securities Litigation Reform Act of 1995.

---------------

*      Filed herewith

(a)    Contained in Exhibits to Registrant's Registration Statement on Form S-1,
           as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b)    Contained in Exhibits to the Registrant's Registration Statement on Form
           S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c)    Contained in Exhibits to the Registrant's Registration Statement on Form
           S-8 (No. 33-48841), filed with the Commission on June 25, 1992.
(d)    Contained in Exhibits to the Registrant's Registration Statement on Form
           S-4 (No. 33-78006), filed with the Commission on April 21, 1994.
(e)    Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1992.
(f)    Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(g)    Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.


The above reference exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C.  REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLIED EXTRUSION TECHNOLOGIES, INC.


                                         By: /s/ Anthony J. Allott
                                            ------------------------------------
                                         Anthony J. Allott, Vice President and
                                         Chief Financial Officer
                                         December 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



/s/ Amin J. Khoury                                   /s/ Thomas E. Williams
-------------------------------------                --------------------------------------------
Amin J. Khoury, Chairman of the Board                Thomas E. Williams, Chief Executive Officer,
December 18, 1997                                    President and Director
                                                     December 18, 1997

/s/ Robert H. Beeby                                  /s/ Paul W. Marshall
-------------------------------------                --------------------------------------------
Robert H. Beeby, Director                            Paul W. Marshall, Director
December 18, 1997                                    December 18, 1997


/s/ Nader A. Golestaneh                              /s/ Joseph J. O'Donnell
-------------------------------------                --------------------------------------------
Nader A. Golestaneh, Director                        Joseph J. O'Donnell, Director
December 18, 1997                                    December 18, 1997


/s/ Richard G. Hamermesh                             /s/ Anthony J. Allott
-------------------------------------                --------------------------------------------
Richard G. Hamermesh, Director                       Anthony J. Allott, Vice President and
December 18, 1997                                    and Chief Financial Officer
                                                     December 18, 1997

/s/ Mark M. Harmeling
-------------------------------------
Mark M. Harmeling, Director
December 18, 1997

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES







CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, September 30, 1997 and 1996                     F-2

Consolidated Income Statements for the Years Ended
September 30, 1997, 1996 and 1995                                            F-3

Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 1997, 1996 and 1995                                      F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1997, 1996 and 1995                                            F-5

Notes to Consolidated Financial Statements                                   F-6


FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts for the Years Ended
September 30, 1997, 1996 and 1995                                           F-16


INDEPENDENT AUDITORS' REPORT                                                F-17

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996
                    (In thousands, except per share amounts)

                                                                                  1997                  1996
                                                                                  ----                  ----
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  3,054              $  3,266
    Accounts receivable, net of allowance for doubtful accounts of $745
      and $750 at September 30, 1997 and 1996, respectively                       38,513                34,937
    Inventory                                                                     34,619                30,582
    Prepaid expenses and deferred taxes                                            7,804                 9,407
                                                                                --------              --------
        Total current assets                                                      83,990                78,192
Property, plant and equipment, net                                               284,430               245,546
Intangibles and deferred finance charges, net                                      4,691                 5,860
Long-term note receivable and other assets                                         3,382                 2,106
                                                                                --------              --------
                                                                                $376,493              $331,704
                                                                                ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                            $ 15,807              $ 16,294
    Accrued interest                                                               9,430                 8,978
    Accrued expenses                                                              21,153                17,009
    Current portion of long-term debt                                              4,000
                                                                                --------              --------
        Total current liabilities                                                 50,390                42,281

Long-term debt                                                                   196,500               165,500
Deferred taxes and other credits                                                  17,420                15,588

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
    no shares outstanding
Common stock, $.01 par value:
    Voting -- authorized, 14,865 shares; issued, 10,807 and 10,529
      shares at September 30, 1997 and 1996, respectively                            108                   105
Additional paid-in capital                                                        92,401                89,638
Retained earnings                                                                 22,840                21,444
Cumulative translation adjustments                                                  (154)                  277
                                                                                --------              --------
                                                                                 115,195               111,464
Treasury stock, at cost and other -- 325 and 320 shares at
    September 30, 1997 and 1996, respectively                                     (3,012)               (3,129)
                                                                                --------              --------
        Total stockholders' equity                                               112,183               108,335
                                                                                --------              --------
                                                                                $376,493              $331,704
                                                                                ========              ========


See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                    (In thousands, except per share amounts)


                                                         1997                   1996                   1995
                                                         ----                   ----                   ----

SALES                                                  $262,271               $234,490               $233,935
COST OF SALES                                           205,037                181,899                168,664
                                                       --------               --------               --------

GROSS PROFIT                                             57,234                 52,591                 65,271

OPERATING EXPENSES:
   Selling, general and administrative                   23,819                 20,144                 20,219
   Research and development                               8,221                  7,414                  6,352
   Restructuring charges                                  4,500
                                                       --------               --------               --------
          Total operating expenses                       36,540                 27,558                 26,571
                                                       --------               --------               --------

OPERATING PROFIT                                         20,694                 25,033                 38,700

NON-OPERATING EXPENSES:
   Interest expense, net                                 16,868                 13,927                 18,609
   Acquisition costs                                      1,500
   Litigation settlement                                                                                1,400
                                                       --------               --------               --------
          Total non-operating expenses                   18,368                 13,927                 20,009
                                                       --------               --------               --------
   Income before income taxes                             2,326                 11,106                 18,691
   Income tax expense                                       930                  4,442                  7,476
                                                       --------               --------               --------
NET INCOME                                             $  1,396               $  6,664               $ 11,215
                                                       ========               ========               ========

EARNINGS PER COMMON SHARE:

   Primary                                             $    .13               $    .61               $   1.45
   Fully diluted                                            .13                    .61                   1.39

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:

   Primary                                               11,130                 10,866                  7,717
   Fully diluted                                         11,101                 10,892                  8,066





See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended September 30, 1997, 1996 and 1995
                    (In thousands, except per share amounts)



                                                  VOTING            NONVOTING     ADDITIONAL                CUMULATIVE     TREASURY
                                               COMMON STOCK       COMMON STOCK     PAID-IN     RETAINED    TRANSLATION    STOCK AND
                                             SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL     EARNINGS     ADJUSTMENT      OTHER
                                             ------    ------   ------    ------   -------     --------     ----------      -----

BALANCE, SEPTEMBER 30, 1994                   6,031     $ 60      135      $ 1     $32,970     $ 3,565        $ 599        $  (676)

   Net income                                                                                   11,215

   Treasury shares                                                                                                            (471)

   Profit sharing contribution                   70        1                           777

   Issuance of common stock                   3,450       35                        47,758

   Exercise of stock options, net               435        4                         3,318

   Exchange rate changes                                                                                        (98)
                                             ------     ----     ----      ---      -------    ------         -----        -------

BALANCE, SEPTEMBER 30, 1995                   9,986      100      135        1      84,823      14,780          501         (1,147)

   Net income                                                                                    6,664

   Profit sharing contribution                  145        1                         1,681

   Conversion of non-voting common stock        135        1     (135)      (1)


   Stock issued for employee purchase plan       18        1                           173


   Treasury shares and other                                                                                                (1,982)

   Exercise of stock options, net               245        2                         1,552

   Tax benefits--stock option plan                                                   1,409

   Exchange rate changes                                                                                       (224)
                                             ------     ----     ----      ---      -------    ------         -----        -------

BALANCE, SEPTEMBER 30, 1996                  10,529      105                        89,638      21,444          277         (3,129)

   Net income                                                                                    1,396

   Profit sharing contribution                  175        2                         1,863

   Stock issued for employee purchase plan       75        1                           674


   Treasury shares and other                                                                                                   117

   Exercise of stock options, net                28                                    173

   Exchange rate changes                                                                                       (431)

   Tax benefits--stock option plan                                                      53
                                             ------     ----     ----      ---      -------    ------         -----        -------

BALANCE, SEPTEMBER 30, 1997                  10,807     $108               $        $92,401    $22,840        $(154)       $(3,012)
                                             ======     ====     ====      ===      =======    =======        =====        =======



No Preferred Stock was issued or outstanding during any period presented.

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)


                                                                             1997               1996               1995
                                                                             ----               ----               ----
OPERATING ACTIVITIES:

   Net income                                                              $  1,396           $  6,664           $ 11,215
   Adjustment to reconcile net income to net cash provided by operating activities:
     Provision for doubtful accounts                                            285                373                206
     Accretion of discount on investment securities                                               (171)               (83)
     Depreciation and amortization                                           17,248             13,991             12,400
     Deferred income taxes                                                      930              4,442              6,113
     Changes in assets and liabilities which provided (used) cash:
             Prepaid expenses and other assets                                  328               (410)            (4,298)
             Accounts payable and accrued expenses                            5,127             (6,895)             7,885
             Accounts receivable and inventory                               (7,898)            (4,819)            (6,854)
                                                                           --------           --------           --------
                 Net cash provided by operating activities                   17,416             13,175             26,584

INVESTING ACTIVITIES:
   Purchases of investment securities                                                           (4,055)           (15,977)
   Proceeds from maturities of investment securities                                            16,270              4,016
   Additions to property, plant and equipment, net                          (54,963)           (51,573)           (35,656)
   Other                                                                                                               34
                                                                           --------           --------           --------
                 Net cash used in investing activities                      (54,963)           (39,358)           (47,583)

FINANCING ACTIVITIES:
   Borrowings (repayments) under bank credit agreement, net                  35,000              9,000            (23,000)
   Proceeds from issuance of stock, net                                       2,766                198             50,645
                                                                           --------           --------           --------
                 Net cash provided by financing activities                   37,766              9,198             27,645

   Effect of exchange rate changes on cash                                     (431)              (224)               (98)
                                                                           --------           --------           --------

   Increase (decrease) in cash and cash equivalents, net                       (212)           (17,209)             6,548
   Cash and cash equivalents, beginning                                       3,266             20,475             13,927
                                                                           --------           --------           --------
   Cash and cash equivalents, ending                                       $  3,054           $  3,266           $ 20,475
                                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest, net of capitalized interest of $5,132, $5,106 and
       $1,668, respectively                                                $ 15,413           $ 13,079           $ 18,001
     Income taxes                                                                 2              1,669              3,125



See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
               (In thousands, except share and per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Applied Extrusion Technologies, Inc. and its subsidiaries (collectively AET or the Company) develop, manufacture and sell a broad range of extruded thermoplastic products utilizing proprietary manufacturing technologies. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

FINANCIAL INSTRUMENTS are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, and certain contracts to exchange cash or other financial instruments. For financial instruments, such as accounts receivable, accounts payable and accrued expenses, which reprice or mature within three months of the reporting date, carrying amount approximates fair value. At September 30, 1997 and 1996, the carrying amounts of long-term debt approximate their fair values. SFAS No. 107 excludes from its scope certain financial instruments and all nonfinancial instruments including inventory, property, plant and equipment, retirement benefit obligations, deferred compensation agreements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The carrying amount of cash and equivalents approximates fair value.

INVENTORY is stated at the lower of cost or market with cost determined using an average-cost method.

PROPERTY, PLANT AND EQUIPMENT are stated at cost. For financial reporting purposes, depreciation is provided using the straight-line method over estimated useful lives. Estimated useful lives are 30 years for building and improvements and 5 to 15 years for machinery and equipment. Costs associated with the start-up of new production lines are capitalized and amortized over 18 months. Assets held are recorded at the lesser of carrying value or fair value less estimated costs to dispose of the respective assets.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, "Accounting for Stock-Based Compensation" requires certain disclosures with respect to the Company's stock-based compensation programs. The information related to these required disclosures is included in footnote 9 to the consolidated financial statements.

CERTAIN NEW ACCOUNTING PRONOUNCEMENTS were recently issued which are not effective for fiscal year ended September 30, 1997. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth calendar quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company will adopt SFAS No. 128 in the first fiscal quarter of 1998. Pro forma disclosures are included in footnote 10 to the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No.130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that changes made to comply with this statement will not affect the Company's consolidated financial position or net income as previously reported.

SFAS NO. 131 requires public business enterprises to report financial and descriptive information about its operating segments. The provisions of this statement are effective for periods beginning after December 15, 1997. Management believes that implementation of this statement will not affect the Company's consolidated financial position or results of operations as previously reported, but may impact the level of disclosure of its segment information.

2.  INVENTORY

Inventory consisted of the following at September 30:

                                                              1997              1996
                                                              ----              ----

            Raw materials                                    $ 8,259           $11,693
            Finished goods                                    26,360            18,889
                                                             -------           -------
                                                             $34,619           $30,582
                                                             =======           =======


3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30:

                                                              1997              1996
                                                              ----              ----

            Land                                            $  3,101          $  2,915
            Buildings and improvements                        38,396            36,207
            Machinery and equipment                          224,947           201,708
            Machinery and equipment in progress               69,661            42,193
                                                            --------          --------
                                                             336,105           283,023
            Less accumulated depreciation                     51,675            37,477
                                                            --------          --------
                                                            $284,430          $245,546
                                                            ========          ========

Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was $16,079, $12,770 and $11,124, respectively. During the fourth quarter of 1997, the Company sold assets related to its dry adhesive net and injection molding businesses. Net proceeds from these sales of $6,700 approximated book value, and were utilized to paydown borrowings under the Company's Revolving Credit Facility. The Company is also in the process of divesting certain other non-core business units with a net book value of assets of approximately $22,000. Revenues from these business units were approximately $24,000, $23,600 and $22,300 for fiscal years ended September 30, 1997, 1996 and 1995, respectively.

The Company leases certain property and equipment under agreements generally with terms of five years and certain renewal options. Rental expense for the years ended September 30, 1997, 1996 and 1995 was approximately $622, $857 and $972, respectively. The minimum annual rental commitments under noncancelable operating leases are as follows for each of the five years subsequent to September 30, 1997:


                      1998                                $  986
                      1999                                   999
                      2000                                   928
                      2001                                   797
                      2002                                   729
                                                          ------
                                                          $4,439
                                                          ======


4.  INTANGIBLES AND DEFERRED FINANCE CHARGES

Intangibles and deferred finance charges consisted of the following at September 30:


                                                   1997              1996
                                                   ----              ----

        Patents and licenses                     $ 1,072           $ 1,072
        Organization costs                           418               418
        Covenants not to compete                     109               109
        Deferred financing charges                 7,305             7,305
        Intellectual property                      1,611             1,611
                                                 -------           -------
                                                  10,515            10,515
        Less accumulated amortization              5,824             4,655
                                                 -------           -------
                                                 $ 4,691           $ 5,860
                                                 =======           =======

5.  LONG-TERM DEBT

Long-term debt consisted of the following on September 30:                                1997                  1996
                                                                                          ----                  ----

     Industrial Revenue Bond payable November 4, 2004 at ARBI plus .25% (5.25%
         effective rate at September 30, 1997).                                         $  6,500              $  6,500

     Senior Notes payable on April 7, 2002 at 11.5% interest due semi-annually
         on October 1 and April 1.                                                       150,000               150,000

     Five-year Revolving Term Facility with availability of $11,000 at September
         30, 1997 and $15,000 at September 30, 1996: balance due on March 31,
         1999. Interest is due quarterly at LIBOR plus 2.75% or at prime on outstanding portion and .5% on unused commitments. Outstanding
         LIBOR-based tranches and effective interest rates at September 30, 1997
         were $2,000 at 8.44% and $9,000 at 8.69%.                                        11,000                 9,000


     Revolving Credit Facility of $50,000 bearing interest at LIBOR plus 2.75%
         or prime plus 1.25% on utilized portions and .5% for unused commitments. Outstanding LIBOR-based tranches and effective interest rates at September 30, 1997 were: $4,000 at 8.13%; $8,000 at 8.63%;
         $3,000 at 8.60%; $4,000 at 8.44%; $3,000 at 8.35%; $3,000 at 8.38%; and
         $4,000 at 8.32%. Prime-based borrowings were $4,000 at an effective
         interest rate of 9.75%.                                                          33,000
                                                                                        --------              --------
                                                                                         200,500               165,500
         Less current portion                                                              4,000
                                                                                        --------              --------
           Total long-term debt                                                         $196,500              $165,500
                                                                                        ========              ========



In conjunction with the acquisition of the Packaging Films Business of Hercules Incorporated (the "Acquisition") on April 7, 1994, the Company entered into a bank credit agreement ("Credit Agreement") with a group of lenders to provide the Company with senior bank financing in an amount up to $81,600. The Credit Agreement provides for a $25,000 Revolving Term Loan Facility, a $50,000 Revolving Credit Facility and a $6,600 standby letter of credit in support of the Company's currently outstanding industrial revenue bond, each of which has a final maturity in 1999 and is secured by all assets of the Company. At September 30, 1997, $17,000 of the Revolving Credit was available to the Company. The Credit Agreement contains covenants which limit borrowings based on certain asset levels and require the Company to maintain a minimum tangible net worth, minimum specified fixed charge and interest coverage ratios, and establishes maximum capital expenditure levels. As a result of the one-time charge in connection with terminated acquisition negotiations during the third fiscal quarter and the restructuring charges recorded in the fourth fiscal quarter discussed above, the Company's interest and fixed charge coverage ratios for the year ended September 30, 1997 were below those required by the terms of the Credit Agreement. The Company has received a waiver from the lending group.

The aggregate amount of long-term debt maturing in years subsequent to September 30, 1997 is as follows:

                      1998                               $ 33,000
                      1999                                  7,000
                      2000
                      2001
                      2002                                150,000
                      Thereafter                            6,500
                                                         --------
                                                         $196,500
                                                         ========

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                             1997             1996
                                             ----             ----
          Payroll and benefits             $ 7,166          $ 6,513
          Market development                 5,115            3,739
          Taxes and other                    8,872            6,757
                                           -------          -------
                                           $21,153          $17,009
                                           =======          =======


Included in accounts payable are outstanding checks of $3,554 and $7,547 at September 30, 1997 and 1996, respectively.

7.  INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

                                        1997          1996           1995
                                        ----          ----           ----
          Current:
             U.S. Federal                                           $1,361
          Deferred:
             U.S. Federal               $791         $3,887          5,297
             State                       139            555            818
                                        ----         ------         ------
          Total deferred                 930          4,442          6,115
                                        ----         ------         ------
             Total                      $930         $4,442         $7,476
                                        ====         ======         ======



The components of the net deferred liability were as follows at September 30:

                                        1997          1996           1995
                                        ----          ----           ----
        Deferred Tax Assets:
           Accounts receivable       $   246        $   326        $   284
           Inventory                   2,347          2,265            623
           Other assets                1,237            979          1,067
           Other liabilities           3,193          3,776          4,325
           Tax credits and loss
               carryforwards          21,379         15,918         11,124
           Valuation allowance          (435)          (435)          (435)
                                     -------        -------        -------
             Total                    27,967         22,829         16,988
                                     -------        -------        -------
        Deferred Tax Liabilities:
          Property, plant and
             equipment                38,539         32,595         23,744
          Other assets                   197            235            211
                                     -------        -------        -------
             Total                    38,736         32,830         23,955
                                      ------        -------        -------
        Total net tax liability      $10,769        $10,001        $ 6,967
                                     =======        =======        =======


A valuation allowance has been established for certain state deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit was not considered more likely than not.

At September 30, 1997, the Company has, for income tax reporting purposes, a federal net operating loss carryforward of $44,973 (expiration commencing in 2005) and state net operating loss carryforwards of $43,573 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $325, alternative minimum tax credit carryforward of $2,672 and state investment tax credits of $311 (expiration commencing in 2005).

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 1997, 1996 and 1995 was as follows:

                                                   1997      1996     1995
                                                   ----      ----     ----

               Statutory tax rate                  35.0%     35.0%    35.0%
               State income taxes, net of
                 federal tax benefits               4.1%      3.6%     4.9%
               Other, net                            .9%      1.4%      .1%
                                                   ----      ----     ----

                                                   40.0%     40.0%    40.0%
                                                   ====      ====     ====


8. STOCKHOLDERS' EQUITY

In August 1995, the Company issued 3,450,000 shares of common stock in a public offering at $15.00 per share. Issuance costs associated with the offering amount to $3,957. The Company has used the net proceeds of approximately $48,000 from the offering to fund a portion of its planned capacity expansion projects.

During fiscal 1996, treasury shares were issued in connection with the exercise of certain employee stock options. A total of 54,156 shares were purchased into treasury under the deferred compensation plan. Tax benefits resulting from compensation expense allowable for U.S. Federal income tax purposes in excess of the expense recorded in the consolidated income statement have been credited to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. In fiscal 1996, the Company implemented an employee stock purchase plan, under which employees can defer a portion of their compensation and purchase AET shares at a discount. A total of 18,000 and 75,000 shares were purchased under this plan in fiscal 1997 and 1996, respectively.

9. STOCK OPTIONS

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally terminate within three months of employment termination or three years after the death of the employee. Vested director options generally terminate within three months of the resignation or within six months of the death of a director. All options terminate upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. During fiscal 1996, the Company repriced 762,500 outstanding employee stock options to $8.25, the closing market price on the date of repricing. The revised option prices have been reflected for all applicable years in the stock option schedule to follow. The repricing affected only those stock options originally granted with an exercise price in excess of the closing price of the Company's common stock on the date of repricing. As of September 30, 1997, an aggregate of approximately 2,734,000 shares had been reserved for issuance under the plans.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal 1997. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value at the grant for 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's fiscal 1997 and 1996 net income and earnings per share on a pro forma basis would have been as follows:

                                                      1997           1996
                                                      ----           ----
           Net Earnings:
                   As reported                      $1,396         $6,664
                   Pro forma                         1,247          6,629
           Primary Earnings per Share:
                   As reported                         .13            .61
                   Pro forma                           .10            .60
           Fully Diluted Earnings per Share:
                   As reported                         .13            .61
                   Pro forma                           .10            .60



Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: expected volatility of 54 percent, risk-free interest rate of 6 percent and expected lives of 7 to 10 years.

Information concerning the Company's option plans are as follows:

                                            SHARES UNDER         OPTION
                                               OPTION            PRICES          EXERCISABLE
                                            ------------     -------------       -----------

      As of September 30, 1994               2,141,000       $   1.00-8.25         692,250
                                                                                 =========
           Granted                             816,000                8.25
           Exercised                          (435,989)          1.00-9.50
           Canceled                           (192,875)          5.50-8.25
                                             ---------
      As of September 30, 1995               2,328,136           1.00-8.25         789,886
                                                                                 =========
           Granted                             166,500          8.25-8.375
           Exercised                          (243,386)         5.125-8.25
           Canceled                            (32,000)        1.00-14.875
                                             ---------
      As of September 30, 1996               2,219,250          1.00-8.375         948,000
                                                                                 =========
           Granted                             214,500         8.375-12.00
           Exercised                           (28,000)           5.5-8.25
           Canceled                            (71,500)        5.75-14.875
                                             ---------
      As of September 30, 1997               2,334,250                           1,247,625
                                             =========                           =========

A summary of the status of fixed stock option grants under the Company's stock-based compensation plan as of September 30, 1997 and changes during the year then ended is presented below:

                                                                  WEIGHTED AVERAGE
                                                  OPTIONS          EXERCISE PRICE
                                                  -------         ----------------
     Outstanding at beginning of year            2,219,250             $ 7.42
       Granted                                     214,500               9.85
       Exercised                                   (28,000)              6.22
       Forfeited or canceled                       (71,500)             10.15
                                                 ---------             ------
     Outstanding at end of year                  2,334,250             $ 7.61
                                                 =========             ======
     Options exercisable at year end             1,247,625             $ 6.87
                                                 =========             ======
     Weighted average fair value of
       options granted                                                 $ 6.23
                                                                       ======


The following table summarizes information regarding stock options outstanding at September 30, 1997:


                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  -------------------------------     ---------------------------
                                       WEIGHTED-
                                        AVERAGE                         WEIGHTED-
  RANGE OF        OUTSTANDING          REMAINING      EXERCISABLE        AVERAGE
  EXERCISE           AS OF            CONTRACTUAL       AS OF           EXERCISE
   PRICES           09/30/97         LIFE IN YEARS     09/30/97           PRICE
  --------        -----------        -------------    -----------       ---------
$ 1.00- 5.00         182,000              6.06           162,000          $ 4.76
  5.01  7.50         951,500              5.49           788,250            6.53
  7.51-10.00       1,071,250              7.54           274,875            8.74
 10.01-12.50          69,500              9.58
 12.51-15.00          60,000              8.28            22,500           14.24
                   ---------              ----         ---------          ------
                   2,334,250              6.86         1,247,625          $ 6.87
                   =========              ====         =========          ======

Under the terms of the Company's 1997 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The purchase price for shares purchased under the Plan is 85 percent of the lower of fair market value of the stock on the first or last day of the purchasing period. Purchases through payroll deductions are made on a semi-annual basis. At September 30, 1997, 87,000 shares were purchased under this Plan and another 413,000 shares were available under the Plan for future purchases.

10. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth calendar quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company will adopt SFAS No. 128 in the first fiscal quarter of 1998.

Had SFAS No. 128 been effective for the fiscal years ended September 30, 1997, 1996 and 1995, reported earnings per share on a pro forma basis would have been as follows:

                                 1997             1996          1995
                                 ----             ----          ----

         Basic                   $.13             $.63          $1.66
         Diluted                  .13              .61           1.51



11. RELATED-PARTY TRANSACTIONS

In 1989, the Company entered into a supply agreement with an affiliated company, BE Aerospace, Inc., pursuant to which the Company agreed to sell to the affiliate its requirements of certain components through March 31, 1998. The Company had sales resulting from this agreement of $1,715, $1,649 and $952 during the years ended September 30, 1997, 1996 and 1995, respectively. This supply agreement was terminated effective September 16, 1997 concurrent with the sale of related manufacturing assets by the Company. Total receivables from affiliated companies as of September 30, 1997, 1996 and 1995 were $564, $578 and $653, respectively.

The Company has entered into employment agreements extending for periods of up to five years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses.

12. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with a plant expansion project, the Company has entered into commitments of future capital expenditures of approximately $6,000 at September 30, 1997 and anticipates approximately $8,000 of additional expenditures over the next year.

The Company has entered into foreign exchange contracts, the last of which expires in January 1998, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks, Pounds Sterling and Japanese Yen. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1997 and 1996, the Company had outstanding foreign exchange contracts with notional values of $5,746 and $2,415, respectively. These contracts had no carrying value and a net unrealized loss of $498 and $36 as of September 30, 1997 and 1996, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

The Company implemented a restructuring plan in the fourth quarter of 1997 and recorded charges of $4,500 primarily related to personnel reductions and the discontinuation of certain product lines. This restructuring program includes the separation of approximately 50 hourly employees comprised of production line operators; maintenance employees and other plant personnel at one Company facility, and approximately 20 hourly personnel related to the closure of certain manufacturing assets of another facility, as well as costs related to other salaried personnel changes. At September 30, 1997, approximately $1,500 of these restructuring costs had been incurred. The Company anticipates that the remaining restructuring costs will be paid during the first two quarters of fiscal 1998.

13. EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. The plan allows for funding of profit sharing and matching contributions in either Company stock or cash and is fully accrued in the accompanying consolidated financial statements. Aggregate contributions were made with Company stock in the amount of $1,865, $1,682 and $778 in 1997,1996, and 1995, respectively.

The Company also has a non-qualified deferred compensation plan for certain executive employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment.

14. LITIGATION SETTLEMENT

In addition to routine legal proceedings incidental to the conduct of its business, which are not material in the aggregate, AET was named in a consolidated action in 1992 related to its initial public offering as well as subsequent periodic reports, press releases and public statements. The Company's portion of the settlement is shown as a non-operating expense of $1,400 in the accompanying 1995 consolidated income statement. While the Company believes the litigation was without merit, management believes it was in the best interest of the Company to settle the matter.


15. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion, environmental and health care markets, as well as other industries. The Company performs on-going credit evaluations of its customers and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 16 percent of sales in fiscal 1997 and 1996 and 19 percent of sales in 1995, with no other customer accounting for more than 10 percent of sales in 1997, 1996, or 1995.

Information by geographic location was as follows for the years ended September 30:


                                  1997           1996         1995
                                  ----           ----         ----
        Sales:
             United States      $236,514       $211,768     $201,442
             Foreign              25,757         22,722       32,493
                                --------       --------    ---------
                                $262,271       $234,490     $233,935
                                ========       ========     ========

        Operating Profit:
             United States      $ 18,074       $ 22,338     $ 36,053
             Foreign               2,620          2,695        2,647
                                --------       --------     --------
                                $ 20,694       $ 25,033     $ 38,700
                                ========       ========     ========

16.  SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1997, 1996 and 1995 were as follows:


                                                                         NET
                                                             NET       INCOME
                                      NET       GROSS      INCOME      (LOSS)
                                     SALES      PROFIT     (LOSS)    PER SHARE
                                     -----      ------     ------    ---------

       September 30, 1997
          1st quarter               $59,445    $13,476    $ 1,057      $ .10
          2nd quarter                68,492     15,277      1,750        .15
          3rd quarter                70,076     15,345        745        .07
          4th quarter                64,258     13,136     (2,156)      (.19)

       September 30, 1996
          1st quarter                50,251     11,345      1,403        .13
          2nd quarter                62,565     12,478      1,504        .14
          3rd quarter                61,043     13,818      1,981        .18
          4th quarter                60,631     14,950      1,776        .17

       September 30, 1995
          1st quarter                50,742     14,456      1,327        .19
          2nd quarter                58,105     17,025      3,065        .43
          3rd quarter                64,143     18,036      3,615        .48
          4th quarter                60,945     15,754      3,208        .34




The Company implemented a restructuring plan in the fourth quarter of 1997 and recorded charges of $4,500 before taxes. This restructuring program is discussed more fully in the Note 12.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)


                                                             ADDITIONS
                                          BALANCE AT         CHARGED TO
                                         BEGINNING OF        COSTS AND                          BALANCE AT
            DESCRIPTION                     PERIOD            EXPENSES        DEDUCTIONS       END OF PERIOD
            -----------                     ------            --------        ----------       -------------

Allowance for doubtful accounts:

    1997                                     $750               $285             $290               $745
    1996                                      784                373              407                750
    1995                                      806                206              228                784

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Applied Extrusion Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information shown therein.


Deloitte & Touche LLP


/s/ Deloitte and Touche LLP
--------------------------------

Boston, Massachusetts
November 25, 1997