Form 10-Q
period 1997-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1998-02-13
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                       Commission File No.
  December 31, 1997                                              0-19188





                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




         Delaware                                             51-0295865
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification No.)



                               3 Centennial Drive
                          Peabody, Massachusetts 01960
                    (Address of principal executive offices)


                                 (978) 538-1500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,976,321 shares of Common Stock, $.01 par value per share, as of February 6, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                 DECEMBER            SEPTEMBER
                                                                                 31, 1997            30, 1997
                                                                                 ---------           ---------

ASSETS
Current assets:
    Cash And cash equivalents                                                    $   3,979           $   3,054
    Accounts receivable, net of allowance for doubtful accounts of $826
      on December 31, 1997 and $745 on September 30, 1997                           32,925              38,513
    Inventory                                                                       39,153              34,619
    Prepaid expenses and deferred taxes                                              3,814               7,804
                                                                                 ---------           ---------
      Total current assets                                                          79,871              83,990
Property, plant and equipment, net                                                 278,555             284,430
Intangibles and deferred finance charges, net                                        4,441               4,691
Long-term note receivable and other assets                                           3,842               3,382
                                                                                 ---------           ---------
                                                                                 $ 366,709           $ 376,493
                                                                                 =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                             $  14,593           $  15,807
    Accrued interest                                                                 5,329               9,430
    Accrued expenses and other current liabilities                                  23,642              21,153
    Current portion of long-term debt                                                4,000               4,000
                                                                                 ---------           ---------
          Total Current Liabilities                                                 47,564              50,390

Long-term debt                                                                     170,941             196,500
Deferred taxes and other liabilities                                                34,429              17,420

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
     no shares outstanding
Common Stock, $.01 par value:
    Voting -- authorized, 15,000 shares; issued 11,169 at
         December 31, 1997 and 10,807 shares at September 30, 1997                     112                 108
Additional paid-in capital                                                          94,655              92,401
Retained earnings                                                                   23,021              22,840
Cumulative translation adjustments                                                  (1,109)               (154)
                                                                                 ---------           ---------
                                                                                   116,679             115,195
Treasury stock and other, 325 shares at December 31, 1997
      and September 30, 1997                                                        (2,904)             (3,012)
                                                                                 ---------           ---------
    Total stockholders' equity                                                     113,775             112,183
                                                                                 ---------           ---------
                                                                                 $ 366,709           $ 376,493
                                                                                 =========           =========

See notes to condensed consolidated financial statements.


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       1997             1996
                                                     -------          -------
SALES                                                $56,416          $59,445
Cost of sales                                         44,569           45,969
                                                     -------          -------

GROSS PROFIT                                          11,847           13,476

OPERATING EXPENSES:
   Selling, general and administrative                 5,816            5,402
   Research and development                            1,698            1,991
                                                     -------          -------
          Total operating expenses                     7,514            7,393
                                                     -------          -------
OPERATING PROFIT                                       4,333            6,083

NON-OPERATING EXPENSES:
   Interest expense, net                               4,032            4,321
                                                     -------          -------
          Total non-operating expenses                 4,032            4,321
                                                     -------          -------
   Income before income taxes                            301            1,762
                                                                      -------
   Income tax expense                                    120              705
                                                     -------          -------
NET INCOME                                           $   181          $ 1,057
                                                     =======          =======

EARNINGS PER COMMON SHARE:                           $   .02          $   .10
                                                     =======          =======


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING:                                          10,680           10,903
                                                     =======          =======



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (In thousands)
                                   (Unaudited)


                                                                                           1997               1996
                                                                                         --------           --------
OPERATING ACTIVITIES:
   Net income                                                                            $    181           $  1,057
   Adjustment to reconcile net income to net cash
     used in operating activities:
     Provision for doubtful accounts                                                           83                 57
     Depreciation and amortization                                                          4,574              4,256
     Deferred income taxes                                                                    120                705
     Changes in assets and liabilities which provided (used) cash:
      Prepaid expenses and other current assets                                               281               (705)
      Accounts payable and accrued expenses                                                (7,981)            (8,033)
      Accounts receivable and inventory                                                       971             (9,249)
                                                                                         --------           --------
           Net cash used in operating activities                                           (1,771)           (11,912)

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                             (12,607)            (8,965)
                                                                                         --------           --------
           Net cash used in investing activities                                          (12,607)            (8,965)
                                                                                         --------           --------

FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit agreement, net                            (25,559)            21,000
   Proceeds from sale/leaseback transaction                                                39,559
   Proceeds from issuance of stock, net                                                     2,258              1,883
                                                                                         --------           --------
           Net cash provided by financing activities                                       16,258             22,883

   Effect of exchange rate changes on cash                                                   (955)               (63)
                                                                                         --------           --------

   Increase in cash and cash equivalents, net                                                 925              1,943

   Cash and cash equivalents, beginning                                                     3,054              3,266
                                                                                         --------           --------
   Cash and cash equivalents, ending                                                     $  3,979           $  5,209
                                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest, net of capitalized interest of $1,864 and $934, respectively              $  7,948           $  8,133
     Income taxes                                                                                                  2





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                    (In thousands, except per share amounts)
                                   (unaudited)


1.     BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of applied extrusion technologies, inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1997, filed on form 10-K with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on December 31, 1997 and September 30, 1997 consisted of the following:

                                               DECEMBER          SEPTEMBER
                                                 1997               1997
                                               --------          ---------

                      Raw materials            $ 7,972           $ 8,259
                      Finished goods            31,181            26,360
                                               -------           -------
                         Total                 $39,153           $34,619
                                               =======           =======


3.     COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with the $55,000 plant expansion project scheduled to come on-stream in the third fiscal quarter of 1998 and which is expected to increase capacity by approximately 50 million pounds per year, or approximately 30 percent, management had entered into commitments for future capital expenditures of approximately $5,000 at December 31, 1997. In connection therewith, the Company had entered into foreign exchange contracts, the last of which expires in January 1998, to hedge firm equipment purchase commitments denominated in Pounds Sterling, Japanese Yen and German Marks. Gains or losses on the foreign exchange contracts which result from market risk associated with changes in the market values of the underlying currency are deferred and reported as part of the capitalized asset. At December 31, 1997, the Company had outstanding foreign exchange contracts with a U.S. dollar equivalent value of $4,545. These contracts had no carrying value and a net unrealized loss of $483 as of December 31, 1997. The Company does not enter into foreign exchange contracts for trading purposes.

4.     SALE/LEASEBACK TRANSACTION

The Company completed a sale and leaseback transaction on January 2, 1998 whereby it sold certain items of equipment and other tangible personal property (collectively the "Equipment") for gross proceeds of $45,000, and leased the property back from the purchaser pursuant to an operating lease agreement dated as of December 29, 1997 (the "Lease Agreement"). The Company received net proceeds of $39,559 during the quarter ended December 31, 1997 and an additional $5,066 was received in January 1998, all of which were utilized to pay down outstanding borrowings under its existing Bank Credit Agreement (the "Credit Agreement"), which was amended and restated in January, 1998. Immediately prior to its sale, the Equipment had a net book value of approximately $16,000, and gain resulting from the sale of the Equipment will be deferred and amortized to partially offset future aggregate rental payments of approximately $32,360 due under the Lease Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 WITH THE THREE MONTHS ENDED DECEMBER 31, 1996

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized plastic films used in consumer product labeling, flexible packaging, health care and other applications. AET was organized in 1986 to acquire a business which develops, manufactures and sells oriented apertured films, or nets, as well as non-net thermoplastic products for a number of markets. In April 1994, the Company acquired the OPP films business from Hercules Incorporated (the "Acquisition").

Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the periods ended December 31, 1997 and 1996 are referred to as the first quarters of 1998 and 1997, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                                THREE MONTHS ENDED DECEMBER 31,
                                                    1997             1996

     Sales........................................ 100.0%           100.0%
     Cost of sales................................  79.0             77.3
     Gross profit.................................  21.0             22.7
     Selling, general and administrative..........  10.3              9.1
     Research and development.....................   3.0              3.3
     Operating profit.............................   7.7             10.2
     Interest expense.............................   7.1              7.3
     Net income...................................   0.3              1.8


Sales for the first quarter of 1998 were $56,416 versus $59,445 for the comparable period of fiscal 1997. The $3,039, or 5 percent, decrease, is due primarily to lower average selling prices throughout the OPP films industry. Competitive pressures continued throughout the OPP films industry during the first fiscal quarter of 1998 and resulted in reduced selling prices of most low-end and several higher-end film products. These pricing pressures were precipitated by lower capacity utilization levels throughout the OPP films industry as new capacity has come on stream or is scheduled to be completed during the next several months. Foreign sales accounted for approximately 13 percent of total 1998 sales during the first quarter and foreign operating profit was 13 percent of total operating profit. Foreign sales and foreign operating profit for the first quarter of fiscal 1997 accounted for approximately 12 percent of total sales and total operating profit, respectively.

Gross profit for the first quarter of 1998 was $11,847, or 21 percent of total sales versus $13,476, or 23 percent of sales for the same quarter of fiscal 1997. These decreases were primarily the result of lower average selling prices throughout the industry, more than offsetting lower raw material costs.

Total operating expenses of $7,514 for the first quarter of fiscal 1998 were $121 higher than the comparable 1997 period. The higher overall operating expense levels were attributable to the ongoing initiatives of the Company to enhance its product offerings and expand the reach of the sales and marketing organization. These investments are integral parts of the Company's strategy to support the investment in a 60 percent increase in its production capacity over a two year period. These expenses are expected to increase only nominally year over year during the remainder of fiscal 1998 to support the second phase of this expansion which is scheduled for completion during the third fiscal quarter.

Net interest expense for the first quarter of 1998 of $4,032 was $289 lower than the first quarter of 1997 due to higher levels of capitalized interest in 1998 for plant construction offset in part by the impact of higher outstanding debt balances which was primarily related primarily to borrowings in connection with the capacity expansion projects.

Income taxes of $120 for the first quarter of 1998 were lower than 1997, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the first quarter of fiscal 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the Acquisition, the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January, 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all assets of the Company and includes certain covenants which limit borrowings based on certain asset levels; require the Company to maintain a minimum tangible net worth, and specified interest coverage and leverage ratios; establishes maximum capital expenditure levels; and other covenants customary in documents relating to transactions of this type. At January 31, 1998, the Company had $45,000 available under this new Revolving Facility.

In addition to the Credit Facility, the Company issued $150,000 in Senior Notes to finance, in part, the 1994 Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

Operating activities in the first quarter of 1998 used $1,771 in cash, which was the result of net increases in working capital of $6,729 offset in part by net income of $4,958 before depreciation and amortization and other non-cash expenditures. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $7,981, an increase in inventory of $4,534 offset by a decrease in accounts receivable of $5,588. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes and the Company's annual contributions to employee benefit plans. The remainder of the decrease in accounts payable and accruals, the increase in inventory and the decrease in receivables since September 30, 1997 are primarily the result of seasonality of the business. Cash and equivalents and borrowings from the Company's Credit Agreement, discussed above, were utilized for the above purposes and to fund capital expenditures of $12,607. The Company completed a $45,000 sale/leaseback transaction and received $39,559 of proceeds during the quarter and an additional $5,066 during January, 1998. The proceeds were utilized to pay down debt under the Company's Credit Facility.

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


Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORT ON FORM 8-K

The following document is filed as part of this report:

A. EXHIBIT

10.1 Credit Agreement dated as of April 7, 1994 and Amended and Restated as of January 29, 1998 by and between the Registrant and The Chase Manhattan Bank as Administrative Agent and LaSalle Business Credit, Inc. as Co-Agent.

B. REPORT ON FORM 8-K

A Report on Form 8-K was filed on January 2, 1998 to report the sale and leaseback transaction discussed in this report.


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





February 13, 1998