Form 10-Q
period 1998-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1998-05-15
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended                                        Commission File No.
    March 31, 1998                                                0-19188





                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




         Delaware                                                51-0295865
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,990,659 shares of Common Stock, $.01 par value per share, as of May 8, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                  1998                  1997
                                                                                ---------           -------------
ASSETS                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                                   $  5,733              $  3,054
    Accounts receivable, net of allowance for doubtful accounts of $660
      on March 31, 1998 and $745 on September 30, 1997                            40,238                38,513
    Inventory                                                                     38,698                34,619
    Prepaid expenses and deferred taxes                                            7,196                 7,804
                                                                                --------              --------
      Total current assets                                                        91,865                83,990
Property, plant and equipment, net                                               288,211               284,430
Intangibles and deferred finance charges, net                                      4,386                 4,691
Long-term note receivable and other assets                                         2,580                 3,382
                                                                                --------              --------
                                                                                $387,042              $376,493
                                                                                ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                            $ 20,407              $ 15,807
    Accrued interest                                                               9,059                 9,430
    Accrued expenses and other current liabilities                                22,915                21,153
    Current portion of long-term debt                                                                    4,000
                                                                                --------              --------
          Total current liabilities                                               52,381                50,390

Long-term debt                                                                   186,875               196,500
Deferred taxes and other liabilities                                              33,098                17,420

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
    no shares outstanding
Common Stock, $.01 par value:
    Voting -- authorized, 14,805 shares; issued 11,250 at
         March 31, 1998 and 10,807 shares at September 30, 1997                      112                   108
Additional paid-in capital                                                        95,132                92,401
Retained earnings                                                                 23,260                22,840
Cumulative translation adjustments                                                  (844)                 (154)
                                                                                --------              --------
                                                                                 117,660               115,195
Treasury stock and other, 326 shares at March 31, 1998
    and 325 shares at September 30, 1997                                          (2,972)               (3,012)
                                                                                --------              --------
    Total stockholders' equity                                                   114,688               112,183
                                                                                --------              --------
                                                                                $387,042              $376,493
                                                                                ========              ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   Three Months Ended March 31, 1998 and 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           1998            1997
                                                         -------         -------

SALES                                                    $62,439         $68,492
Cost of sales                                             51,025          53,215
                                                         -------         -------

GROSS PROFIT                                              11,414          15,277

OPERATING EXPENSES:
   Selling, general and administrative                     6,054           5,966
   Research and development                                1,801           2,132
                                                         -------         -------
          Total operating expenses                         7,855           8,098

OPERATING PROFIT                                           3,559           7,179

NON-OPERATING EXPENSES:
   Interest expense, net                                   3,161           4,264
                                                         -------         -------
          Total non-operating expenses                     3,161           4,264

   Income before income taxes                                398           2,915
   Income tax expense                                        159           1,165
                                                         -------         -------
NET INCOME                                               $   239         $ 1,750
                                                         =======         =======

EARNINGS PER COMMON SHARE:                               $   .02         $   .15
                                                         =======         =======


AVERAGE COMMOn and common equivalent shares
outstanding:                                              11,119          11,384
                                                         =======         =======








See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          1998            1997
                                                        --------        --------

SALES                                                   $118,855        $127,937
Cost of sales                                             95,594          99,184
                                                        --------        --------

GROSS PROFIT                                              23,261          28,753

OPERATING EXPENSES:
   Selling, general and administrative                    11,870          11,368
   Research and development                                3,499           4,123
                                                        --------        --------
          Total operating expenses                        15,369          15,491

OPERATING PROFIT                                           7,892          13,262

NON-OPERATING EXPENSES:
   Interest expense, net                                   7,193           8,585
                                                        --------        --------
          Total non-operating expenses                     7,193           8,585

   Income before income taxes                                699           4,677
   Income tax expense                                        279           1,870
                                                        --------        --------
NET INCOME                                              $    420        $  2,807
                                                        ========        ========

EARNINGS PER COMMON SHARE:                              $    .04        $    .25
                                                        ========        ========


AVERAGE COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING:                                              10,900          11,144
                                                        ========        ========










See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)
                                   (Unaudited)


                                                                                          1998            1997
                                                                                        --------        --------
OPERATING ACTIVITIES:
   Net income                                                                           $    420        $  2,807
   Adjustment to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for doubtful accounts                                                     209             144
         Depreciation and amortization                                                     9,101           8,629
         Deferred income taxes                                                               159           2,248
         Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets                                      1,410           1,460
            Accounts payable and accrued expenses                                         (6,027)         (2,226)
            Accounts receivable and inventory                                             (6,013)        (12,174)
                                                                                        --------        --------
                  Net cash (used in) provided by operating activities                       (741)            888

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                            (29,625)        (23,462)
                                                                                        --------        --------
                  Net cash used in investing activities                                  (29,625)        (23,462)

FINANCING ACTIVITIES:
   Borrowings (repayments) under bank credit facility, net                               (13,625)         24,000
   Proceeds from sale/leaseback transaction                                               44,625
   Proceeds from issuance of stock, net                                                    2,735           2,216
                                                                                        --------        --------
                  Net cash provided by financing activities                               33,735          26,216

   Effect of exchange rate changes on cash                                                  (690)            (12)
                                                                                        --------        --------

   Increase in cash and cash equivalents, net                                              2,679           3,630

   Cash and cash equivalents, beginning                                                    3,054           3,266
                                                                                        --------        --------
   Cash and cash equivalents, ending                                                    $  5,733        $  6,896
                                                                                        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
         Interest, net of capitalized interest of $4,020 and $2,134, respectively          7,268        $  7,712
         Income taxes                                                                      3,000               2









See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.     BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1997, filed on Form 10-K with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on March 31, 1998 and September 30, 1997 consisted of the following:

                                                   MARCH           SEPTEMBER
                                                    1998              1997
                                                  -------          ---------

                         Raw materials            $ 8,241           $ 8,259
                         Finished goods            30,457            26,360
                                                  -------           -------
                            Total                 $38,698           $34,619
                                                  =======           =======


3.     COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with certain capital projects and the plant expansion project, management had entered into commitments for future capital expenditures of approximately $3,329 at March 31, 1998. In connection therewith, the Company had entered into foreign exchange contracts, the last of which expires in May 1998, to hedge firm equipment purchase commitments denominated in Pounds Sterling and German Marks. Gains or losses on the foreign exchange contracts which result from market risk associated with changes in the market values of the underlying currency are deferred and reported as part of the cost of the capitalized asset. At March 31, 1998, the Company had outstanding foreign exchange contracts with a U.S. dollar equivalent value of $3,329. These contracts had no carrying value and a net unrealized loss of $474 as of March 31, 1998. The Company does not enter into foreign exchange contracts for trading purposes.

4.     BANK CREDIT AGREEMENT AND SENIOR NOTES PAYABLE

In conjunction with the 1994 Acquisition of the OPP films business from Hercules, Incorporated (the "Acquisition"), the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of the Company and includes covenants which limit borrowings based on certain asset levels; require the Company to maintain a minimum tangible net worth, and specified interest coverage and leverage ratios; establishes maximum capital expenditure levels; and contains other covenants customary in documents relating to transactions of this type. In addition to the Credit Facility, in 1994, the Company issued $150,000 in Senior Notes to finance, in part, the Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

5.     SALE/LEASEBACK TRANSACTION

The Company completed a sale and leaseback transaction on January 2, 1998 whereby it sold certain items of equipment and other tangible personal property (collectively the "Equipment") for gross proceeds of $45,000, and leased the property back from the purchaser pursuant to an operating lease agreement dated as of December 29, 1997 (the "Lease Agreement"). The Company received net proceeds of $39,559 during the quarter ended December 31, 1997 and an additional $5,066 was received in January 1998, both of which were utilized to pay down outstanding borrowings under its existing Bank Credit Agreement (the "Credit Agreement").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 WITH THE SIX MONTHS ENDED MARCH 31, 1997

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized plastic films used in consumer product labeling, flexible packaging, health care, and other applications. AET was organized in 1986 to acquire a business which develops, manufactures and sells oriented apertured films, or nets, as well as non-net thermoplastic products for a number of markets. In April 1994, the Company acquired its OPP films business from Hercules Incorporated (the "Acquisition").

Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the three month periods ended March 31, 1998 and 1997 are referred to as the second quarters of 1998 and 1997, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:


                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     MARCH 31,                     MARCH 31,
                                              ----------------------        ---------------------
                                              1998             1997         1998            1997
                                              -----            -----        -----           -----

    Sales .................................   100.0%           100.0%       100.0%          100.0%
    Cost of sales .........................    81.7             77.7         80.4            77.5
    Gross profit ..........................    18.3             22.3         19.6            22.5
    Selling, general and administrative ...     9.7              8.7         10.0             8.9
    Research and development ..............     2.9              3.1          2.9             3.2
    Operating profit ......................     5.7             10.5          6.6            10.4
    Interest expense ......................     5.1              6.2          6.1             6.7
    Net income ............................     0.4              2.6          0.4             2.2

Sales for the second quarter of 1998 were $62,439 versus $68,492 for the comparable period of fiscal 1997. The $6,053, or 8.8 percent, decrease is due primarily to lower average selling prices. Lower capacity utilization levels throughout the OPP films industry continued during the quarter as new capacity has come on stream, and additional capacity is scheduled to be completed during the next several months. For the six months ended March 31, 1998, the Company reported sales of $118,855 versus prior period sales of $127,937 for the six months ended March 31, 1997. This comparative decrease in sales versus the prior year was also due primarily to lower average selling prices. For the six months ended March 31, 1998 foreign sales and foreign operating profit were 11% and 13%, respectively, of total sales and operating profit. For the six months ended March 31, 1997, foreign sales were 11% of total sales and foreign operating profit was 12% of total operating profit.

The Company reported gross profit of $11,414 for the second quarter of 1998 and $23,261 for the six months ended March 31, 1998, versus $15,277 and $28,753 for the comparable periods of fiscal 1997. Gross profit as a percentage of total sales for the second quarter and six months ended March 31, 1998 was 18.3% and 19.6%, respectively versus 22.3% and 22.5%, respectively, for the same periods of 1997. The decreases in gross profit in 1998 versus 1997 were primarily the result of lower average selling prices.

Total operating expenses of $7,855 and $15,369 for the three and six months ended March 31, 1998, respectively, were $243 and $122 lower than the comparable 1997 levels. Most of the incremental investments in the Company's ongoing initiatives to enhance its product offerings and expand the reach of the sales and marketing organization were previously made in fiscal 1997. These investments are integral parts of the Company's strategy to support the investment in a 60 percent increase in its production capacity over a two year period. These expenses are expected to remain at comparable levels year over year, and will support the growth associated with the capacity expansion completed in the quarter.

Net interest expense was $3,161 and $7,193 for the quarter and six months ended March 31, 1998, respectively, versus $4,264 and $8,585 for the same periods of 1997. The decreases year over year are due to the impact of lower outstanding debt balances.

Income taxes of $159 and $279 for the second quarter and six months of fiscal 1998, respectively, were lower than 1997, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the quarter and six months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the Acquisition, the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of the Company and includes covenants which limit borrowings based on certain asset levels; require the Company to maintain a minimum tangible net worth, and specified interest coverage and leverage ratios; establishes maximum capital expenditure levels; and contains other covenants customary in documents relating to transactions of this type. At March 31, 1998, the Company had $27,965 available under this new Revolving Facility.

In addition to the Credit Facility, in 1994, the Company issued $150,000 in Senior Notes to finance, in part, the Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

The Company generated $2,679 of cash and equivalents during the first six months of fiscal 1998. Operating activities utilized $741 of cash, which was the result of $9,889 provided by net income before depreciation, amortization and other non-cash items offset by a $10,630 net decrease in working capital accounts. The net working capital decrease was primarily the result of decreases in accounts payable and accrued expenses of

$6,027, increases in inventory and accounts receivable of $6,013 offset by a decrease in prepaid expenses and other assets of $1,410. The decrease in accounts payable is due primarily to the timing of certain raw material purchases as well as the utilization of certain restructuring reserves. The Company completed a sale/leaseback transaction and received $39,559 of proceeds during the first fiscal 1998 quarter and an additional $5,066 during the second quarter of 1998. The proceeds were utilized to pay down revolving debt under the Company's Credit Facility. Interest paid during the six months of 1998, which included the payment of semi-annual bond interest, amounted to $11,288. Borrowings under the Company's Credit Agreement, discussed above, were utilized to fund capital expenditures of $29,625.

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


                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 28, 1998 (the "Annual Meeting"). Proxies for the Annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 8,984,518 shares of common stock were represented at the meeting by proxy.

At the Annual Meeting, Messrs. Richard G. Hamermesh and Joseph J. O'Donnell were elected as Class III directors of the Company for a term of three years expiring at the Company's 2001 Annual Meeting. In the case of Mr. Hamermesh, 7,929,046 shares were voted in favor of his election and 1,055,111 votes were withheld. In the case of Mr. O'Donnell, 7,930,206 were voted in his favor and 1,054,311 were withheld.

At the Annual Meeting, the number of option shares available for grant under the Company's 1994 Stock Option Plan (the "Option Plan") were increased by 500,000 shares. The voting for the amendment to the Option Plan was as follows:
5,721,631 in favor; 3,152,896 opposed; 6,524 abstained; and 48,466 did not vote.

The following directors' terms continued after the 1998 Annual Meeting: Nader Golestaneh, Paul W. Marshall, Mark M. Harmerling, Amin J. Khoury and Thomas E. Williams.

ITEM 6.  REPORT ON FORM 8-K

A report on Form 8-K was filed on January 2, 1998 to report the sale and leaseback transaction discussed in this report.

A report on Form 8-K was filed on March 2, 1998 to report the declaration of a Rights Dividend by the Company, the terms of which are set forth in a Rights Agreement between the Company and BankBoston, N.A., as Rights Agent, a copy of which was filed therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED EXTRUSION TECHNOLOGIES, INC.
                                               (Registrant)


                                    By: /s/ Anthony J. Allott
                                        -----------------------------------
                                        Vice President and
                                        Chief Financial Officer





May 15, 1998