Form 10-Q
period 1998-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1998-08-14
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended                                       Commission File No.
  June 30, 1998                                                   0-19188





                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)




         Delaware                                               51-0295865
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,034,764 shares of Common Stock, $.01 par value per share, as of August 7, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           APPLIED EXTRUSION TECHNOLOGIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                         (In thousands, except per share amounts)


                                                                                JUNE          SEPTEMBER
                                                                              30, 1998        30, 1997
                                                                             -----------     ----------
                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $  1,529        $  3,054
    Accounts receivable, net of allowance for doubtful accounts of $723
      on June 30, 1998 and $745 on September 30, 1997                           51,866          38,513
    Inventory                                                                   38,153          34,619
    Prepaid expenses and deferred taxes                                          7,887           7,804
                                                                              --------        --------
      Total current assets                                                      99,435          83,990
Property, plant and equipment, net                                             274,557         284,430
Intangibles and deferred finance charges, net                                    4,009           4,691
Long-term note receivable and other assets                                       2,901           3,382
                                                                              --------        --------
                                                                              $380,902        $376,493
                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                          $ 23,014        $ 15,807
    Accrued interest                                                             4,925           9,430
    Accrued expenses and other current liabilities                              25,908          21,153
    Current portion of long-term debt                                                            4,000
                                                                              --------        --------
      Total current liabilities                                                 53,847          50,390

Long-term debt                                                                 181,500         196,500
Deferred taxes and other liabilities                                            32,520          17,420

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares,
  no shares outstanding
Common Stock, $.01 par value:
    Voting -- authorized, 14,805 shares; issued 11,250 at
      June 30, 1998 and 10,807 shares at September 30, 1997                        112             108
Additional paid-in capital                                                      95,132          92,401
Retained earnings                                                               22,419          22,840
Cumulative translation adjustments                                              (1,695)           (154)
                                                                              --------        --------
                                                                               115,968         115,195
Treasury stock and other, 327 shares at June 30, 1998
  and 325 shares at September 30, 1997                                          (2,933)         (3,012)
                                                                              --------        --------
    Total stockholders' equity                                                 113,035         112,183
                                                                              --------        --------
                                                                              $380,902        $376,493
                                                                              ========        ========


See notes to condensed consolidated financial statements.


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               1998         1997
                                                               ----         ----
SALES                                                        $66,525      $ 70,076
Cost of sales                                                 52,582        54,731
                                                             -------      --------
GROSS PROFIT                                                  13,943        15,345

OPERATING EXPENSES:
   Selling, general and administrative                         6,061         6,204
   Research and development                                    2,084         2,122
                                                             -------      --------
          Total operating expenses                             8,145         8,326
                                                             -------      --------
OPERATING PROFIT                                               5,798         7,019

NON-OPERATING EXPENSES:
   Acquisition costs                                                         1,500
   Interest expense, net                                       4,240         4,278
                                                             -------      --------
          Total non-operating expenses                         4,240         5,778
                                                             -------      --------
    Income before income taxes                                 1,558         1,241
    Income tax expense                                           623           496
                                                             -------      --------
NET INCOME                                                   $   935      $    745
                                                             =======      ========

EARNINGS PER COMMON SHARE                                    $   .08      $    .07
                                                             =======      ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING       11,107        11,241
                                                             =======      ========




See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                       CONSOLIDATED RESULTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             1998           1997
                                                             ----           ----
SALES                                                     $ 185,380       $198,014
Cost of sales                                               148,176        153,916
                                                          ---------       --------

GROSS PROFIT                                                 37,204         44,098

OPERATING EXPENSES:
   Selling, general and administrative                       17,931         17,572
   Research and development                                   5,583          6,245
                                                          ---------       --------
          Total operating expenses                           23,514         23,817
                                                          ---------       --------

OPERATING PROFIT                                             13,690         20,281

NON-OPERATING EXPENSES:
   Acquisition costs                                                         1,500
   Interest expense, net                                     11,433         12,861
   Start-up costs                                             1,539
                                                          ---------       --------
          Total non-operating expenses                       12,972         14,361
                                                          ---------       --------

   Income before income taxes and cumulative
      effect of a change in accounting principle                718          5,920

    Income tax expense                                          287          2,368
                                                          ---------       --------

    Income before cumulative effect of a change
      in accounting principle                                   431          3,552

   Cumulative effect of a change in accounting
      principle, net of related tax benefits of $568            852
                                                          ---------       --------
NET INCOME (LOSS)                                         $    (421)      $  3,552
                                                          =========       ========
EARNINGS (LOSS) PER COMMON SHARE:

   Continuing operations                                  $     .04       $    .32
   Cumulative effect of a change in accounting principle       (.08)
                                                          ---------       --------
   Earnings (loss) per common share                       $    (.04)      $    .32
                                                          =========       ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:                                               10,968         11,176
                                                          =========       ========


See notes to condensed consolidated financial statements.

                                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (In thousands)
                                                  (Unaudited)


                                                                                         1998           1997
                                                                                         ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   (421)      $  3,552
   Adjustment to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
     Provision for doubtful accounts                                                        257            231
     Depreciation and amortization                                                       13,450         13,029
     Deferred income taxes                                                                  930          2,686
     Cumulative effect of change in accounting                                              852
     Changes in assets and liabilities which
       provided (used) cash:
       Prepaid expenses and other current assets                                            234          1,852
       Accounts payable and accrued expenses                                             (5,601)        (4,282)
       Accounts receivable and inventory                                                (24,858)        (9,030)
                                                                                       --------       --------
             Net cash (used in) provided by operating activities                        (15,157)         8,038

INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                          26,500
   Additions to property, plant and equipment                                           (39,687)       (37,657)
                                                                                       --------       --------
             Net cash used in investing activities                                      (13,187)       (37,657)

FINANCING ACTIVITIES:
   Borrowings (repayments) under bank credit facility, net                              (19,000)        30,000
   Proceeds from sale/leaseback transaction                                              44,625
   Proceeds from issuance of stock, net                                                   2,735          2,328
                                                                                       --------       --------
             Net cash provided by financing activities                                   28,360         32,328

   Effect of exchange rate changes on cash                                               (1,541)          (301)
                                                                                       --------       --------

   Increase (decrease) in cash and cash equivalents, net                                 (1,525)         2,408

   Cash and cash equivalents, beginning                                                   3,054          3,266
                                                                                       --------       --------
   Cash and cash equivalents, ending                                                   $  1,529       $  5,674
                                                                                       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest, net of capitalized interest of $5,175 and $3,435, respectively          $ 15,352       $ 16,110
     Income taxes                                                                         3,000              2





See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                    (In thousands, except per share amounts)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1997, filed on Form 10-K with the Securities and Exchange Commission.

2.   INVENTORIES

Inventories are valued at the lower of cost or market, using the weighted average cost method. Inventories on June 30, 1998 and September 30, 1997 consisted of the following:


                                    JUNE        SEPTEMBER
                                    1998          1997
                                    ----        ---------
          Raw materials           $ 7,397        $ 8,259
          Finished goods           30,756         26,360
                                  -------        -------
             Total                $38,153        $34,619
                                  =======        =======


3.   COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

In connection with certain capital projects, management had entered into commitments for future capital expenditures of approximately $378 at June 30, 1998. In connection therewith, the Company had entered into foreign exchange contracts, the last of which expires in July 1998, to hedge firm equipment purchase commitments denominated in Pounds Sterling. Gains or losses on the foreign exchange contracts which result from market risk associated with changes in the market values of the underlying currency are deferred and reported as part of the cost of the capitalized asset. At June 30, 1998, the Company had outstanding foreign exchange contracts with a U.S. dollar equivalent value of $382. These contracts had no carrying value and a net unrealized loss of $4 as of June 30, 1998. The Company does not enter into foreign exchange contracts for trading purposes.

4.   BANK CREDIT AGREEMENT AND SENIOR NOTES PAYABLE

In conjunction with the 1994 Acquisition of the OPP films business from Hercules, Incorporated (the "Acquisition"), the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of the Company; includes covenants which limit borrowings based on certain asset levels, require the Company to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establish maximum capital expenditure levels; and contains other covenants customary in documents relating to transactions of this type. In addition to the Credit Facility, in 1994, the Company issued $150,000 in Senior Notes to finance, in part, the Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

5.   DIVESTITURE

In connection with a previously announced restructuring plan which included divestiture of certain non-core businesses, the Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. These businesses, principally located in Salem, Massachusetts, generated annual sales in fiscal 1997 of approximately $24,000. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings on the Company's Revolving Credit Facility.

6.   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the third quarter of 1998, the Company elected early adoption of Accounting Standards Executive Committee Statement of Position 98-5, Reporting on the costs of Start-up Activities ("SOP 98-5"). With the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major capital projects to expense these costs as incurred. This change has been applied as if it were adopted at the beginning of the fiscal year. Prior to this accounting change, the Company capitalized these costs, primarily those related to the start-up of its eight and ten-meter OPP films lines, and amortized them over an eighteen month period. The cumulative effect of this change in accounting principle was the recognition of $1,539 of non-operating costs related to net start-up costs incurred during fiscal 1998, and a one-time charge of $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods, and is presented in the accompanying consolidated income statements for the nine months ended June 30, 1998.

7.   YEAR 2000

The Company will have to ensure that its information systems are able to recognize and process date sensitive information properly as the year 2000 approaches. The Company is implementing steps to ensure that affected systems will function properly, including installing vendor-supplied upgrades, or new software or modifying existing software. The Company believes that the costs to complete these steps will not be material to the Company's consolidated financial position and that the Year 2000 issue will not materially impact the results of operations. Nevertheless, if these steps are not successfully completed in a timely manner, the Company's operations and financial performance could be adversely affected. Also, the Company is contacting key suppliers, banks, customers and other unaffiliated companies to assess their Year 2000 compliance programs, since the Company could be adversely affected by the failure of these companies to adequately address this issue.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

INTRODUCTION

AET is a leading developer and manufacturer of highly specialized plastic films used in consumer product labeling, and flexible packaging applications. The Company also develops and manufactures oriented apertured films, or nets, for health care, filtration, and other markets.

Certain of the end use markets for the Company's oriented polypropylene (OPP) films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the spring and summer.

For the purposes of this discussion and analysis, the three month periods ended June 30, 1998 and 1997 are referred to as the third quarters of 1998 and 1997, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement before the cumulative effect of a change in accounting principle:

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                  -----------------------            -----------------------
                                                   1998             1997              1998             1997
                                                   ----             ----              ----             ----
Sales ........................................... 100.0%            100.0%           100.0%           100.0%
Cost of sales ...................................  79.0              78.1             79.9             77.7
Gross profit ....................................  21.0              21.9             20.1             22.3
Selling, general and administrative .............   9.1               8.9              9.7              8.9
Research and development ........................   3.1               3.0              3.0              3.2
Operating profit ................................   8.7              10.0              7.4             10.2
Interest expense ................................   6.4               6.1              6.2              6.5
Net income ......................................   1.4               1.1              0.0              1.8


Sales for the third quarter of 1998 were $66,525 versus $70,076 for the comparable period of 1997, representing a $3,551 or 5% decrease. The Company's new ten-meter line exceeded internal production estimates for the quarter and contributed to a 9% increase in OPP films sales volume compared to the third quarter of 1997, but was offset by lower revenues due to the divestiture of certain businesses during the quarter and continued lower average selling prices in the OPP films industry. Capacity utilization rates throughout the OPP films industry have declined over the past several quarters due to incremental capacity which has been brought on-stream. For the nine months ended June 30, 1998, the Company reported sales of $185,380 versus $198,014 for the nine months ended June 30, 1997. The comparative decrease in sales is due primarily to lower average selling prices. Foreign sales comprised 10 percent and 9 percent of total sales for the third quarter of 1998 and 1997, respectively. For the nine months ended June 30, 1998 and 1997, foreign sales represented 11 percent and 10 percent, respectively, of total sales. Foreign operating profit for the quarter and nine months ended June 30, 1998 was 12 percent and 14 percent, respectively, of total operating profit compared with 10 percent and 11 percent for the same respective periods of 1997.

The Company reported gross profit of $13,943, or 21.0 percent of sales, for the third quarter of 1998 and $37,204, or 20.1 percent of sales, for the nine months ended June 30, 1998. Gross profit for the comparable quarter and nine months of 1997 was $15,345, or 21.9 percent of sales, and $44,098, or 22.3 percent of sales, respectively. Favorable improvements in manufacturing costs during the third quarter and nine months of 1998 versus the 1997 respective periods were offset by the impact of lower average selling prices.

Total operating expenses of $8,145 and $23,514 for the three and nine months ended June 30, 1998 were $181 and $303 lower than the same periods of 1997. Over the past two fiscal years, through its investments in product development and initiatives to expand its sales and marketing reach, the Company has positioned itself to support the growth associated with the capacity expansion projects; most recently the Company's ten-meter tenter production line introduced last quarter. Operating expenses are expected to remain at levels comparable to those for the three and nine months ended June 30, 1998.

Net interest expense was $4,240 and $11,433 for the quarter and nine months ended June 30, 1998, respectively, versus $4,278 and $12,861 for the same periods of 1997. The decreases year over year are due primarily to the impact of lower outstanding debt balances. As a result of writing off start-up costs associated with major capital projects, $1,539 of non-operating costs have been incurred in the first two fiscal quarters of 1998, and $852, net of taxes of $568, was incurred in previous years and expensed as a cumulative effect of adopting SOP 98-5.

Income taxes of $623 and $287 for the third quarter and nine months of fiscal 1998, respectively, were lower than 1997, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for the quarter and nine months ended June 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the Acquisition, the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of the Company; includes covenants which limit borrowings based on certain asset levels, require the Company to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establish maximum capital expenditure levels; and contains other covenants customary in documents relating to transactions of this type. The Company completed a sale and leaseback transaction on January 2, 1998, whereby it sold certain equipment and other property for net proceeds of $44,625 and leased the property back pursuant to an operating lease agreement dated December 29, 1997. The net proceeds of this transaction were used to pay down outstanding borrowings under the Credit Agreement. During the third quarter of 1998, the Company sold certain non-core businesses, and the proceeds of $26,500 were utilized to reduce outstanding borrowings on the Company's Credit Facility. At June 30, 1998, the Company had $29,708 available under this the Credit Facility.

In addition to the Credit Facility, in 1994, the Company issued $150,000 in Senior Notes to finance, in part, the Acquisition. The Senior Notes, which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

In July, 1998, the Company announced its intent to acquire the worldwide films businesses of the Montell N.V. subsidiary of Royal Dutch/Shell Group (the "Montell Acquisition") for an aggregate purchase price of approximately $220,000, subject to adjustments. The Company intends to finance the Montell Acquisition through the issuance of additional debt, which may include refinancing of the Senior Notes and further amendment of the Credit Facility.

The Company utilized $1,525 of cash and equivalents during the first nine months of fiscal 1998. Operating activities in 1998 utilized $15,157 in cash, which was the result of net income before the write-off of start-up costs, depreciation, amortization and other non-cash expenditures of $15,068, offset in part by a $30,225 net increase in working capital accounts. The net working capital increase resulted from primarily from the ramp-up of the new ten-meter OPP films line, with a combined increase in accounts receivable and inventory of $24,858. Working capital was also impacted by a $5,601 decrease in accounts payable and accrued expenses, which included a $4,505 decrease in accrued interest, and a decrease of $234 in prepaid expenses and other assets. Interest paid during the nine months of 1998, which included the payment of semi-annual bond interest, amounted to $20,527. Cash flow from operations and borrowings under the Company's Credit Agreement, discussed above, were utilized to fund capital expenditures of $39,687. The Company believes that, excluding the Montell Acquisition, its available cash and equivalents, cash flow from operations, and borrowing availability under the Credit Facility will provide adequate funds over at least the next 24 months to accommodate its working capital needs, capital expenditures, and debt service obligations.

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

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to access capital markets on satisfactory terms, and to acquire, integrate, and operate new businesses and expand into new markets, as well as other risks detailed in Exhibit 99 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Under recent changes to the Federal proxy rules, if a stockholder wishes to present a proposal at the Company's 1999 Annual Meeting that will not be included in the Company's proxy statement and fails to notify the Company by November 15, 1998, or in the case of nominations for election to the Board of Directors of the Company by no earlier than August 31, 1998 and no later than September 30, 1998, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   EXHIBITS.

3.1(g)      Amended and Restated Certificate of Incorporation.
3.2*        Amendment dated February 26, 1992 to Amended and Restated
             Certificate of Incorporation.
3.3*        Amended and Restated By-Laws.
4.1(d)      Indenture dated as of April 7,1995 between the Registrant and
             United States Trust Company of New York, Trustee.
4.2(d)      Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit
             4.2).
4.3(a)      Specimen Common Stock Certificate.
4.4(k)      Rights Agreement dated as of March 2, 1998 between the Company and
             BankBoston, N.A., as Rights Agent.
10.1(d)     Credit Agreement dated as of April 7, 1994 by and between the
             Registrant and The Chase Manhattan Bank (National Association), as agent.
10.1.1(g)   Amendments dated December 30, 1994, July 10, 1995 and June 28, 1996 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association), as agent.
10.1.2(h)   Amendment dated as of March 31, 1997 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association),as agent.
10.1.3(h)   Waiver dated as of August 7, 1997 to the Credit Agreement dated as of April 7, 1994 by and between the Registrant and The Chase Manhattan Bank (National Association),as agent.
10.1.4(i)   Credit Agreement dated as of April 7, 1994 and Amended and Restated
             as of January 29, 1998 by and between the Registrant and The Chase Manhattan Bank as Administrative Agent and LaSalle Business Credit, Inc. as Co-Agent.
10.2(b)     1986 Stock Option Plan, as amended.
10.3(c)     1991 Stock Option Plan, as amended.
10.4(e)     1991 Stock Option Plan for Directors, as amended.
10.5(d)     1994 Stock Option Plan, as amended.
10.6(g)     Employment Agreement dated as of June 1, 1996 between the Registrant and Mark S. Abrahams.
10.7(g)     Employment Agreement dated as of February 1, 1996 between the
             Registrant and David N. Terhune, as amended.
10.8*       Letter Agreement dated May 18, 1998 between the Registrant and David
             N. Terhune.
10.9(h)     Agreement dated as of August 22, 1997 between the Registrant and
             Anthony J. Allott.
10.10*      Letter Agreement dated May 18, 1998 between the Registrant and
             Anthony J. Allott.
10.11(g)    Employment Agreement dated as of April 26, 1994 between the
             Registrant and Amin J. Khoury, as amended.
10.12*      Letter Agreement dated May 18, 1998 between the Registrant and Amin
             J. Khoury.
10.13(g)    Employment Agreement dated as of April 26, 1994 between the
             Registrant and Thomas E. Williams, as amended.
10.14*      Letter Agreement dated May 18, 1998 between the Registrant and
             Thomas E. Williams.
10.15(f)    Executive Deferred Compensation Plan dated as of September 1, 1994.
10.16(j)    Equipment Lease Agreement dated as of December 29, 1997 between
             Registrant and LaSalle National Leasing Corporation.
10.17*      Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.
27*         Financial Data Schedule.
99(h)       Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
             the Private Securities Litigation Reform Act of 1995.

-----------------

*           Filed herewith.

(a)         Contained in Exhibits to Registrant's Registration Statement on Form
             S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b)         Contained in Exhibits to the Registrant's Registration Statement on
             Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c)         Contained in Exhibits to the Registrant's Registration Statement on
             Form S-8 (No. 33-48841), filed with the Commission on June 25,
             1992.
(d)         Contained in Exhibits to the Registrant's Registration Statement on
             Form S-4 (No. 33-78006), filed with the Commission on April 21,
             1994.
(e)         Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1992.
(f)         Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(g)         Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.
(h)         Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.
(i)         Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.
(j)         Contained in Exhibits to the Registrant's Form 8-K dated January 2,
             1998.
(k)         Contained in Exhibits to the Registrant's Form 8-K dated March 2,
             1998.

B.          REPORTS ON FORM 8-K.

None.

The above reference exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings. Registrant agrees to furnish supplementally a copy of any schedule to this Exhibit which has been omitted from this filing.

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





August 14, 1998