Form 10-K
period 1998-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1998-12-29
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                            ------------------------

                          COMMISSION FILE NO. 0-19188

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

                         ------------------------------

                         DELAWARE                                      51-0295865
     (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification
                      organization)                                       No.)

        3 CENTENNIAL DRIVE, PEABODY, MASSACHUSETTS                       01960
         (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (978) 538-1500

Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------

                          NONE                                                      NONE
Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($.01 PAR VALUE)
                     JUNIOR PREFERRED STOCK PURCHASE RIGHTS

                               (Title of Classes)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/

 No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K / /.

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $95,697,695 on December 15, 1998, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

The number of shares of the Registrant's Common Stock outstanding as of December 15, 1998, was 11,095,385 shares. The number of shares of the Registrant's Junior Preferred Stock Purchase Rights outstanding as of December 15, 1998 was 11,095,385.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                               PART I

Item 1.    Business......................................................................          1

Item 2.    Properties....................................................................          6

Item 3.    Legal Proceedings.............................................................          6

Item 4.    Submission of Matters to a Vote of Security Holders...........................          7

Item 4a.   Executive Officers............................................................          7


                                              PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....          9

Item 6.    Selected Financial Data.......................................................         10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................         11

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk....................         15

Item 8.    Financial Statements and Supplementary Data...................................         16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................         16

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant............................         17

Item 11.   Executive Compensation........................................................         18

Item 12.   Security Ownership of Certain Beneficial Owners and Management................         18

Item 13.   Certain Relationships and Related Transactions................................         18

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............         18

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Applied Extrusion Technologies, Inc. ("AET" or the "Company") is a leading developer and manufacturer of highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling, flexible packaging and overwrap applications. AET's operations are concentrated primarily in North America, where it is the largest producer of OPP films, with an approximate 30 percent share of OPP production volume. AET is also one of the largest producers of OPP films worldwide, with over 200 million pounds of current annual production capacity, including 90 million pounds of new high-speed capacity that has been added within the last two years. AET is the world leader in films used as labels on plastic soft drink containers and offers a broad product line for packaging of confectionery, snack food and other products.

    End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity, and moisture barriers to preserve freshness. Labeling applications for AET's OPP films include labels for Pepsi-Cola-Registered Trademark- and Coca-Cola-Registered Trademark- plastic bottles, Nestles-Registered Trademark-Sweet Success-TM-, General Foods Tang-TM- and aerosol cans for products such as S.C. Johnson Wax Pledge-TM- and Glade-TM- Air Freshener. Packaging applications for AET's OPP films include packaging for Frito-Lay-Registered Trademark-snacks, and M&M/Mars-Registered Trademark- and Hershey-Registered Trademark-candies. Overwrap applications for AET's OPP films include clear protective films for British American Tobacco Products, Lipton-Registered Trademark- tea bags and compact disks.

    Approximately 87 percent of the Company's sales in fiscal 1998 were generated by the sale of its OPP films products. In addition to OPP films, AET also manufactures a wide range of oriented apertured films for various medical and filtration applications requiring controlled porosity, such as sanitary napkins, incontinency pads and finger bandages, and industrial filters for air and liquids. AET has historically focused on developing and selling value-added, higher-margin specialty films, where competition is largely based on superior product attributes and performance. AET seeks continually to develop new products and to tailor its existing products to the needs of its customers by working directly with converters and end-users to develop original solutions. AET emphasizes customer service and support, and with sales employees averaging twenty years' experience in the OPP films industry, has built up a strong sales and customer service group with substantial reach throughout the Americas.

BUSINESS STRATEGY

    The Company's business strategy is to increase sales of a broad line of high-end, specialized products for consumer product labeling and packaging applications, to be one of the lowest cost producers of such products and to increase profitability. Elements of the Company's business strategy include: (i) expanding our global reach to increase customer base and enhance sales and service to our existing customers; (ii) continuing to develop differentiated high-end products; (iii) migrating sales mix toward higher margin products; and
(iv) maximizing operating efficiencies and decreasing expenses.

    In March, 1998, AET brought its new ten-meter line on stream. This addition, combined with the second eight-meter line brought on stream in fiscal 1996, has positioned the Company as the largest OPP films supplier in North America. The completion of these two projects has resulted in a 60 percent increase in AET's OPP films manufacturing capacity over a two year period. The Company has been positioning itself for several years to sell this capacity. The Company invested approximately $23 million in new product development over the past three years, including hiring 11 new research scientists and technicians. The sales force has been expanded 36 percent over the past three years through a focused effort of hiring industry experienced sales professionals. The Company embarked on a focused strategic initiative in 1996 to supply bottle label and other value-added flexible packaging films to Latin American and European converters and other end users. AET's global expansion program has realized recent strategic successes and has begun to yield substantial growth opportunities in the high-end segment of the industry.

    In connection with a previously announced restructuring plan which included divestiture of certain non-core businesses, the Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. These businesses, located in Salem, Massachusetts, generated annual sales in the most recent fiscal year of approximately $24,000. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings on the Company's Revolving Credit Facility.

    Additionally, the Company is pursuing an acquisition program designed to establish the Company as a leading worldwide supplier of OPP films.

INDUSTRY OVERVIEW

    The Company competes principally in the specialty film segment of the approximately $17.5 billion flexible packaging industry. In addition to polypropylene, specialty films are manufactured from polyester, cellophane, nylon, polystyrene and certain polyolefin compounds. The overall North American specialty film segment of the flexible packaging industry approximated $3 billion in shipments in calendar year 1997, of which the largest single component, OPP films, accounted for an estimated $835 million of shipments.

    North American demand for OPP films used in specialty applications grew at an average annual rate of approximately 6 percent from 1980 through 1997. The Company believes that this growth is driven by a number of factors, including:
(i) the substitution of specialized OPP films with greater barrier and graphics properties for traditional consumer product labels and packaging; (ii) the shift from glass to plastic beverage containers that use OPP film labels; (iii) the shift from rigid containers to flexible packaging; and (iv) the growth in end use markets such as snack food, confectionary, beverages and other consumer products.

    The Company believes that the industry is currently at or near a trough of a period of declining industry utilization levels brought about by a significant increase in industry production capacity over the last two years as several producers, including the Company, have added new lines. Substantial economies of scale have led many producers to expand capacity both internally and through acquisitions. This has driven prices of OPP films downward and put substantial pressure on margins. The Company believes, however, that there is no significant additional capacity expected to be added in North America for several years. In addition, the OPP films industry is currently going through an extended period of consolidation, which the Company believes will eventually lead to a slowing in the net growth of capacity as consolidating producers shut down inefficient or excess capacity. If demand for OPP films continues to grow at its average historical rate, there will be a gradual convergence in supply and demand to a new equilibrium.

COMPETITIVE STRENGTHS

    AET is the largest manufacturer of OPP films in North America. AET focuses on serving high-end consumer product markets in which competition is largely based on superior product attributes and performance. The Company believes its strong competitive position is attributable to a number of factors, including its substantial market presence, technological leadership, superior product development capabilities, efficient production of high-quality products, breadth of product line, diversity of customer base and experienced management.

PRODUCTS

    The Company's primary OPP packaging film products can be classified into three broad categories: barrier, clear/slip and opaque, with a fourth specialized category of shrink films.

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

    CLEAR/SLIP OPP films provide the printable outer layer of flexible package and are generally bonded with barrier film to form a complete packaging application. Slip films may be single or multilayer and heat sealable or non-sealable, and offer a low coefficient of friction for improved machinability. Principal applications include snack, confection, condiment and baked goods packaging.

    OPAQUE OPP films provide a barrier to visible and ultraviolet light and a high quality print surface for superior graphics. They are used primarily in bottle labeling and confection and snack food packaging. The Company's opaque OPP film products are used as the label for approximately 85 percent of the plastic soda bottles sold in the United States and Canada. For snack food packaging, AET manufactures and sells metallized, sealable, composite and saran coated versions of opaque OPP film. End users in confectionery markets often choose opaque packaging for marketing and manufacturing purposes because they provide superior printability and accommodate rapid machine speeds.

    SHRINK FILMS, which may include the OPP film types listed above, are targeted at certain specialized markets, such as the shrink label market. The shrink label films shrink to the contour of the container, permit superior graphics and offer maximum labeling flexibility for rigid contoured containers, such as beverage and aerosol cans and glass and polyethylene bottles, which increases the marketing appeal of such containers and eliminates the need for printing directly on the container.

    In addition to OPP films, the Company develops, manufactures and sells a broad range of oriented apertured films, or "nets," for applications requiring controlled porosity. Among other things, the Company's Delnet
-Registered Trademark- product is used widely in health care markets as a porous facing material for bandages. By permitting one-way fluid flow and two-way airflow without adhering to the wound, Delnet material enhances the healing process. In the United States, most adhesive bandages, including Johnson & Johnson BAND-AIDS -Registered Trademark-, use Delnet facing. The Company's apertured film products are also used in the rapidly growing industrial filtration market for air and liquids. The Company manufactures the initial filtration membranes and support material for these filters, and will soon enter the filtration media portion of the market as well.

MARKETING AND CUSTOMERS

    The Company's highly skilled sales and marketing force includes individuals with considerable technical expertise and industry experience. Their principal role is to provide customer support. The Company's OPP film products are sold primarily through its internal sales organization whereby employees interface with customers and the Company's research and development technicians to create new films as well as new applications for OPP films. AET's marketing activities have historically been focused primarily in North America. During 1996, AET announced its intent to enter into the Latin American and European OPP films market as part of its long-term globalization strategy, and to continue penetration into Asia Pacific. AET has expanded its sales and marketing organization to include sales directors for Latin America, Europe and the Asia Pacific regions. Information with respect to export sales can be found in the footnotes to the consolidated financial statements.

    The Company's OPP film sales are predominantly to converters, who print and laminate films before selling to end users. One such converter accounted for approximately 18 percent of sales in fiscal 1998 and

16 percent of sales in fiscal 1997. The Company also sells OPP films directly to end users. The Company considers it an important part of its marketing effort to maintain direct relations with major end users, who generally provide detailed specifications to converters as to the performance characteristics of the film to be used in their labeling and packaging materials. The Company's sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals the Company has secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in customer specifications or qualified product lists. These qualification processes also reinforce the partnership between the Company and its customers and can lead to additional sales and marketing opportunities.

MANUFACTURING, TECHNOLOGY AND RESEARCH AND DEVELOPMENT

    OPP films are manufactured and processed through the tenter and the tubular processes. The Company is one of the few OPP film producers that utilize both the tubular and tenter manufacturing processes.

TENTER PROCESS

    In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and then stretched lengthwise (in the machine direction) and widthwise while still heated. This dual stretching process is known as "biaxial orientation." The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or a high-voltage electrical discharge and controlled winding tension. The Company has seven tenter lines, ranging from 5.5 to 10 meters. The Company currently operates two eight-meter tenter production lines, as well as the world's only ten-meter OPP tenter line, which became operational in the second half of fiscal 1998.

TUBULAR PROCESS

    In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation" (meaning that the film is stretched equally both widthwise and lengthwise), resulting in improved stability and a more uniform thickness for thinner films. The tenter process, on the other hand, is a more economical way to manufacture thicker films. The Company believes that its tubular manufacturing capacity enables it to "downgauge" or manufacture thinner films, preserving clarity, machinability and other performance characteristics of thicker film while using less material, thereby improving performance relative to cost.

APERTURED FILM PROCESS

    Delnet and other apertured film products are produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being oriented through a stretching process similar to OPP films.

    The Company conducts product and process research and development through a staff of approximately 70 chemists, engineers and technicians. Consistent with AET's strategy of filling the Company's new manufacturing capacity with high-end films, the research and development group, responding to evolving customer and end user requirements for attributes such as barrier, clarity and machinability, introduced eight new or enhanced products during fiscal 1997 and ten more in fiscal 1998. During fiscal

1998, 1997, and 1996 the Company spent approximately $7.3 million, $8.2 million and $7.4 million, respectively, on research and development.

POLYPROPYLENE AND OTHER RAW MATERIALS

    The Company's principal products are manufactured primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide a cost-efficient material for applications such as packaging. In addition, polypropylene possesses superior clarity and natural barrier qualities and can be modified to add other qualities or features such as metallization, which make it a higher performance and more cost-efficient material than other plastic resins. The majority of the Company's resin supply requirements are met by four suppliers; however, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. The Company's other raw materials, which are used in the manufacturing of its netting and other products, are also available from a large number of suppliers in sufficient quantities to meet current requirements. The Company has historically not experienced any significant disruptions in supply as a result of shortages in raw materials.

    Polypropylene resin represents a significant percentage of the Company's cost of sales, and these resin costs have historically fluctuated. Recently, resin costs have been declining. The prices of OPP films have tended to rise in periods when resin costs increase and, conversely, have tended to decrease in times of declining resin costs; however, there is no direct correlation between resin cost fluctuations and OPP films pricing, and therefore there can be no assurance that future market conditions will support a direct correlation.

COMPETITION

    The Company competes with manufacturers of OPP and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper and foil, and rigid packaging materials, such as glass, paper, metal and other containers. The flexible packaging industry is very competitive, and many of the Company's competitors have significantly greater financial resources than the Company. The Company believes that Mobil Corporation, which is the second largest OPP film manufacturer in North America, is the only other broad-line OPP packaging film supplier based in North America. There are approximately 10 North American manufacturers of OPP film; however, only Mobil Corporation and AET have a greater than 20 percent market share. Competition in OPP films markets is based primarily on product performance characteristics, machinability, quality, reliability and price.

    With respect to its netting products, the Company competes in the diverse markets these products serve, primarily on the basis of quality, performance and price. Delnet-Registered Trademark- products compete in certain markets with woven, non-woven and knit fabrics, as well as with other plastic netting products. The Company generally competes with these other products by stressing the technological superiority of its Delnet-Registered Trademark- products.

    The Company believes that it has certain competitive advantages in high margin, value-added products, which include: (i) the advanced proprietary manufacturing processes required to produce a varied range of such products;
(ii) proprietary OPP film product formulations; (iii) the research and development expertise required to sustain product innovation; and (iv) the cost to customers of switching product manufacturers. There can be no assurance, however, that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than the Company.

PATENTS AND TRADEMARKS

    The Company currently holds approximately 70 active patents and applications covering certain of its OPP films and netting products and methods of making them, of which approximately 40 relate to international patents and applications. The Company also has, or it is in the process of obtaining, U.S. federal trademark registration related to a number of its products. From time to time the Company may engage in the process of obtaining patents and trademarks covering various other products. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business of the Company.

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

EMPLOYEES

    AET employs approximately 1,170 full-time employees. The United Paper Workers International Union, Local 884, represents approximately 230 production and maintenance employees at the Company's Covington, Virginia facility under a collective bargaining agreement that expires in June, 2000. As a result of the restructuring plan announced by the Company in the fourth fiscal quarter of 1998, which is discussed in Management's Discussion and Analysis, the number of employees covered by this collective bargaining agreement will decrease by 170, reducing the Company total to 60. The Company considers all employee relations to be satisfactory.

    Information with respect to the Executive Officers of the Company may be found in Item 4a. of this Report.

ITEM 2. PROPERTIES

    The following table provides information with respect to AET's facilities:

                                                               LOCATION             SQUARE FEET    OWNED/LEASED
                                                    ------------------------------  -----------  -----------------
OPP FILMS                                           Terre Haute, Indiana               821,000         owned
                                                    Covington, Virginia                517,000         owned
                                                    Varennes, Quebec, Canada           108,000         owned
                                                    New Castle, Delaware:
                                                      Administration and Research
                                                      Center                            50,000        leased
SPECIALTY NETS & NON-WOVENS                         Middletown, Delaware               145,000         owned
CORPORATE                                           Peabody, Massachusetts               7,600        leased

    All of AET's owned real property secures its obligations under its $70,000,000 Credit Facility. The Company believes that its facilities are suitable for its present intended purposes and adequate for the Company's level of operations.

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

ITEM 4A. EXECUTIVE OFFICERS

    The executive officers of AET are as follows:

EXECUTIVE OFFICER NAME                           AGE                       POSITION                          SINCE
-------------------------------------------      ---      -------------------------------------------  ------------------
Amin J. Khoury.............................          59   Chairman of the Board(1)                     October 1986
Thomas E. Williams.........................          52   President, Chief Executive Officer and       December 1992
                                                          Director(2)
David N. Terhune...........................          52   Executive Vice President and Chief           February 1994
                                                          Operating Officer(3)
Mark S. Abrahams...........................          47   Vice President and General Manager,          December 1993
                                                          Specialty Nets & Non-wovens Division(4)
Anthony J. Allott..........................          34   Vice President, Chief Financial Officer and  July 1994
                                                          Treasurer(5)
Gerald M. Haines II........................          35   Vice President, General Counsel and          September 1995
                                                          Secretary(6)

------------------------

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

(4) The Company has entered into a three-year Employment Agreement dated as of June 1, 1996 with Mr. Abrahams pursuant to which he currently serves as Vice President and General Manager of the Company's Specialty Nets & Non-wovens Division.

(5) The Company has entered into a three-year Employment Agreement dated August 15, 1998 with Mr. Allott pursuant to which he currently serves as Vice President, Chief Financial Officer and Treasurer.

(6) The Company has entered into a three-year Employment Agreement dated September 19, 1998 with Mr. Haines pursuant to which he currently serves as Vice President, General Counsel and Secretary.

    The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

    AMIN J. KHOURY--Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Brooks

Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing.

    THOMAS E. WILLIAMS--Director, President and Chief Executive Officer of the Company since August 1993; Director, President and Chief Operating Officer of the Company since December 1992; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

    DAVID N. TERHUNE--Executive Vice President and Chief Operating Officer of the Company since July 1996. From February 1994 to June 1996 he was Senior Vice President and Chief Financial Officer of the Company. From 1992 to 1993, Mr. Terhune was the Chief Financial Officer of Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants. From 1990 to 1992, Mr. Terhune was Chief Financial Officer of Daka International, Inc., a holding company serving the food service management and restaurant businesses.

    MARK S. ABRAHAMS--Vice President and General Manager of Specialty Nets and Non-wovens since December 1993. From November 1990 through July 1993, Mr. Abrahams was the President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment. From November 1988 through October 1990, Mr. Abrahams was the Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

    ANTHONY J. ALLOTT--Vice President, Chief Financial Officer and Treasurer of the Company since July 1996. From May 1995 to June 1996, he served as Vice President and Treasurer of the Company, and from July 1994 to April 1995, he was the Treasurer of the Company. From December 1992 through July 1994, Mr. Allott was the Corporate Controller with Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants, and from 1986 through 1992 he was with Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

    GERALD M. HAINES II--Vice President, General Counsel and Secretary of the Company since August 1998. From September 1995 to August 1998 he served as General Counsel and Secretary of the Company. From September 1990 to August 1995, Mr. Haines was an attorney with the law firm of Choate, Hall & Stewart.

    "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been quoted on the NASDAQ National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market
System:

                                           FISCAL YEAR      FISCAL YEAR
                                               1998            1997
                                          --------------  ---------------
                                           HIGH    LOW     HIGH     LOW
                                          ------  ------  ------  -------
Quarter ended December 31...............    8       5 5/8  12       8 3/8
Quarter ended March 31..................    8 3/4   7 3/8  13 7/8  10
Quarter ended June 30...................    7 7/8   6      12 1/4   9 5/8
Quarter ended September 30..............   10 1/4   6 5/8  12       8 5/16

    The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to finance the future growth of the Company. As of December 14, 1998, there were approximately 135 holders of record and more than 4,000 beneficial holders of the Company's Common Stock.

    The Company currently intends to hold its 1999 Annual Meeting of Stockholders on or about March 1, 1999. Proposals of stockholders (including without limitation nominations for the Board of Directors of the Company) submitted for consideration at the 1999 Annual Meeting must be received by the Company no later than January 8, 1999 in order to be included in the Company's Proxy Statement for the 1999 Annual Meeting. If a stockholder wishes to present a proposal at the Company's 1999 Annual Meeting that will not be included in the Company's Proxy Statement and fails to so notify the Company by January 8, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include a discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the Meeting.

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

                                                                        YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
Sales................................................  $  245,334  $  262,271  $  234,490  $  233,935  $  131,594
Cost of sales........................................     195,174     205,037     181,899     168,664      97,128
                                                       ----------  ----------  ----------  ----------  ----------
    Gross profit.....................................      50,160      57,234      52,591      65,271      34,466

Operating expenses:
  Selling, general and administrative................      23,754      23,819      20,144      20,219      15,415
  Restructuring and impairment charges...............      21,506       4,500
  Research and development...........................       7,326       8,221       7,414       6,352       3,242
  Start-up costs.....................................       1,539
  Write-off of intangible assets.....................                                                       3,305
                                                       ----------  ----------  ----------  ----------  ----------
    Operating profit (loss)..........................      (3,965)     20,694      25,033      38,700      12,504

Non-operating expenses:
  Interest expense, net..............................      15,868      16,868      13,927      18,609      10,123
  Acquisition costs and other........................         250       1,500
  Litigation settlement..............................                                           1,400
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and change in
  accounting.........................................     (20,083)      2,326      11,106      18,691       2,381
Income tax expense (benefit).........................      (8,033)        930       4,442       7,476         954
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before change in accounting............     (12,050)      1,396       6,664      11,215       1,427
Change in accounting, net of related tax benefits of
  $568...............................................         852
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  ($  12,902) $    1,396  $    6,664  $   11,215  $    1,427
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Before change in accounting........................  $    (1.11) $     0.14  $     0.66  $     1.67  $     0.24
  Change in accounting...............................       (0.07)
                                                       ----------  ----------  ----------  ----------  ----------
  Net income (loss)..................................       (1.18)       0.14        0.66        1.67        0.24
Diluted:
  Before change in accounting........................       (1.11)       0.13        0.63        1.53        0.23
  Change in accounting...............................       (0.07)
                                                       ----------  ----------  ----------  ----------  ----------
    Net income (loss)................................       (1.18)       0.13        0.63        1.53        0.23

BALANCE SHEET DATA:
Working capital......................................  $   33,471  $   33,600  $   35,911  $   55,441  $   32,187
Total assets.........................................     370,726     376,493     331,704     318,519     263,977
Current maturities of long-term debt.................                   4,000                               4,000
Long-term debt.......................................     185,500     196,500     165,500     156,500     175,500
Stockholders' equity.................................     100,437     112,183     108,335      99,058      36,519

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company is the largest producer of OPP films in North America. Consumer product companies worldwide use our OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to air, light and moisture to preserve freshness. We generally sell our film products to "converters," which are companies that specialize in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

    For the purposes of Item 7, the fiscal years ended September 30, 1998, 1997 and 1996, are referred to as 1998, 1997 and 1996, respectively. All amounts indicated are in thousands.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statements:

                                                                     YEARS ENDED SEPTEMBER 30
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Sales...........................................................      100.0%     100.0%     100.0%
Cost of sales...................................................       79.6       78.2       77.6
Gross profit....................................................       20.4       21.8       22.4
Selling, general and administrative.............................        9.7        9.1        8.6
Research and development........................................        3.0        3.1        3.2
Operating profit (loss).........................................       (1.6)       7.9       10.7
Interest expense, net...........................................        6.5        6.4        5.9
Net income (loss)...............................................       (5.3)       0.5        2.8

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    Sales for fiscal 1998 of $245,334 were $16,937, or 6.5 percent lower than fiscal 1997 sales of $262,271. This decrease was due to the divestiture of certain non-core business and lower average selling prices for OPP films, offset in part by increased sales volume of OPP films. In the fourth quarter of 1997, AET divested its injection molding and adhesive nets businesses, and in the third quarter of 1998 it divested its industrial extrusion and remaining plastic netting businesses. The lower average selling prices for OPP films are attributable to highly competitive market conditions resulting from excess industry production capacity and characterized by substantial declines in selling prices, particularly of lower-end commodity products. AET's average selling prices were impacted by these price reductions as the proportion of lower-end products in its sales mix increased in connection with the start-up of the Company's ten-meter production line. Although average selling prices declined in 1998, unit volume sales of OPP films increased by 9.2 percent due principally to the successful ramp-up since March 1998 of the ten-meter wide production line. The sales volume increase was facilitated by this new capacity as well as investments made in recent years in new product development and an expanded sales and marketing organization. Approximately 41 percent of 1998 sales were from new or enhanced products introduced by the Company within the past three years. Sales outside the United Sates comprised 16 percent of total 1998 sales, and operating profit for sales outside the United States was 27 percent of total operating profit.

    Gross profit was $50,160 for 1998, a decrease of $7,074 or 12.4 percent from the 1997 level of $57,234. As a percentage of sales, gross margin decreased to
20.4 percent in 1998 versus 21.8 percent in 1997. This decrease was due to the previously discussed lower average selling prices throughout the OPP films industry during 1998, and the Company's sales mix, offset in part by lower production costs resulting from new highly efficient assets and lower raw material costs.

    Selling, general and administrative expenses decreased to $23,754 for 1998 from $23,819 in 1997, a decrease of $65. Research and development expenses decreased to $7,326 in 1998, from $8,221 in 1997, a decrease of $895. In previous years, as part of AET's initiatives to enhance product offerings and expand the reach of the sales and marketing organization, spending in the selling, marketing and research and development areas was increased. In 1998, spending in these areas leveled off.

    In the third quarter of fiscal 1998, the Company elected early adoption of the Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). The effect of this change in accounting was the recognition of $1,539 of expenses related to net start-up costs incurred during fiscal 1998, and a one-time charge of $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods.

    In the fourth fiscal quarter of 1998 AET began implementing a shutdown of certain older and less efficient assets in its Covington, Virginia facility and made certain other organizational changes, including a 15 percent reduction in total headcount. In connection with the shutdown, the Company recorded a charge of $18,580 or $11,148 after taxes. AET also wrote down the value of certain other assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926.

    Net interest expense decreased to $15,868 in fiscal 1998, from $16,868 in fiscal 1997, a decrease of $1,000, or 5.9 percent. This decrease was due to lower levels of outstanding debt during 1998 compared to 1997.

    Income tax benefit of $8,033 represents the impact of losses resulting from restructuring and impairment charges and the writeoff of start-up costs in 1998 versus pre-tax earnings in 1997. Income tax as a percentage of before tax income or loss remained constant for 1998 and 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL 1996

    Sales for fiscal 1997 of $262,271 were $27,781, or 11.8 percent higher than sales in 1996, reflecting a 15 percent increase in unit volume sales of OPP films. This sales revenue growth was facilitated by new capacity brought on stream during the third quarter of fiscal 1996, investments in new product development and an expanded sales and marketing organization. This increase in volume was offset in part by lower average selling prices, particularly in the fourth quarter, due to competitive pressures precipitated by lower capacity utilization in the OPP films industry. This lower capacity utilization was the result of the new capacity additions by AET and four of its competitors which were either on line at September 30, 1997 or started up in fiscal 1998. The lower average selling prices for the Company during 1997 also resulted from a less favorable sales mix, impacted by a higher percentage of secondary material production due in part to the manufacture of a number of new products. Approximately 40 percent of fiscal 1997 sales were from new or enhanced products introduced by the Company within the past three years. Sales outside the United States comprised 14 percent of total 1997 sales and operating profit from sales outside the United States was 22 percent of total operating profit.

    Gross profit of $57,234 for 1997 increased by $4,643, or 8.8 percent over the 1996 level of $52,591. As a percentage of sales, gross margin was 21.8 percent in 1997 versus 22.4 percent in 1996. This decrease was due in part to the previously discussed lower average prices throughout the industry during 1997, as well as the impact of certain production inefficiencies related to process equipment downtime and the ramp up time involved in the manufacture of a number of new products.

    Selling, general and administrative expenses for fiscal 1997 increased to $23,819 from $20,144 in 1996, an increase of $3,675. Research and development expenses in 1997 of $8,221 exceeded 1996 levels by $807. The higher expense levels were attributable to the ongoing initiatives of the Company to enhance its product offerings and expand the reach of the sales and marketing organization as part of AET's strategy to support a 60 percent increase in its production capacity over a two year period.

    AET implemented a restructuring plan in the fourth quarter of 1997, which included headcount reductions in certain manufacturing operations, divestiture of certain non-core businesses and certain other organizational changes and therefore recorded a $4,500 restructuring charge, or $2,700 after taxes. These costs were incurred in 1998 and related to severance and other employment-related costs, as well as costs associated with company-wide plant restructuring efforts. AET sold its dry adhesive web and injection molding businesses, which collectively comprised less than 5 percent of AET's total revenues at the time of divestiture. Proceeds from the sale were utilized to pay down debt and to reinvest in AET's core OPP films and apertured films businesses.

    Net interest expense increased to $16,868 in fiscal 1997 from $13,927 in 1996, an increase of $2,941. This increase was due to higher levels of outstanding debt primarily related to borrowings in connection with the first of the two new capacity expansion projects.

    In the third quarter of fiscal 1997, AET recorded a one-time charge of $1,500, or $900 after taxes, representing costs incurred in connection with acquisition due diligence and negotiations which were terminated during the quarter.

    Income taxes of $930 for 1997 were lower than 1996, due to lower pre-tax earnings. Income tax as a percent of before-tax income remained constant for 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    In conjunction with the 1994 acquisition of the OPP films business from Hercules, Incorporated (the "Hercules Acquisition"), AET entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, AET amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, requires AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establishes maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of this type. The Company was not in compliance with one of these covenants at September 30, 1998, and has received a waiver from the banks. At September 30, 1998, AET had approximately $29,000 available under its Revolving Credit Facility. The Company also has $6,500 of Revenue Bonds outstanding, which is due November 4, 2004.

    Operating activities in 1998 used $10,364 in cash, which was the result of $5,040 of net income before depreciation and amortization and other non-cash expenditures, less a $15,404 net decrease in other working capital items, after giving effect to divestitures. The net decrease in working capital resulted from a $7,850 increase in inventory, a $4,699 increase in accounts receivable, a $58 increase in prepaid and other charges, and decreases in accounts payable and accrued expenses of $2,797. Interest paid during 1998 amounted to $21,467, including capitalized interest. Additions to property, plant and equipment were $45,496 and included expenditures related to the two capacity expansions. These capital expenditures were funded in part by borrowings pursuant to the Credit Agreement, with the balance funded by available cash and cash flow.

    AET completed a sale-leaseback transaction in the first half of 1998 whereby it sold certain items of equipment and other tangible personal property and leased the property back from the purchaser pursuant to an operating lease agreement. AET received gross proceeds of $44,625 as a result of the sale-leaseback transaction, which were utilized to pay down outstanding borrowings under its existing Credit Agreement. During the third quarter of 1998, AET sold its plastic profiles, specialty netting and utility products manufacturing assets. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to pay down debt and to reinvest in AET's core OPP films and apertured films businesses.

    AET believes that available cash and equivalents, cash flow from the business, and borrowing availability under the Credit Agreement will provide adequate funds over the next 24 months to accommodate its working capital needs, capital expenditures and debt service obligation.

YEAR 2000

    AET's company-wide Year 2000 project, which is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, is proceeding on schedule. The project is comprised of five major phases: (1) taking inventory of systems potentially impacted by the Year 2000 issue; (2) assessing the Year 2000 compliance or capability of systems determined to be material to the company; (3) repairing or replacing material systems that are determined not to be Year 2000 compliant or capable (4) testing the repaired or replaced systems; and (5) designing and implementing contingency and business continuation plans.

    At September 30, 1998, AET had completed the inventory and assessment phases of the project. Those systems with identified Year 2000 compliance or capability issues are currently being repaired or replaced, as required. The largest part of this effort is the continuing implementation of a new enterprise-wide information system which commenced in 1996. The financial, sales, order entry, electronic data interchange, and administrative portions of the implementation are complete. The inventory, shop floor and related manufacturing portions of the system have been implemented in two production sites, with the remaining two plants expected to be completed by June 30, 1999.

    Once Year 2000 compliance repairs or replacements have been made, AET plans to test systems to verify that compliance has been achieved. Third parties will validate the Year 2000 compliance of our manufacturing systems, and internal resources will validate the compliance of the remainder of our systems. The target completion date for the systems testing is September 30, 1999.

    The total cost associated with Year 2000 compliance activities is estimated to be $10,000, of which $8,000 will be spent on the new enterprise-wide systems which offer many other enhancements in comparison to our current systems. Cash flow from operations is expected to fund the balance of the project. No critical information technology projects have been deferred due to our Year 2000 compliance efforts.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, AET is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on AET's results of operations, liquidity, and financial condition. AET believes that with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be substantially reduced.

INFLATION

    Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing.

SEASONAL NATURE OF CERTAIN OPP MARKETS

    Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

    The Company has entered into foreign exchange contracts, the last of which expires in October 1998, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1998 and 1997, the Company had outstanding foreign exchange contracts with notional values of $2,503 and $5,746, respectively. These contracts had no carrying value and a net unrealized loss of $246 and $498 as of September 30, 1998 and 1997, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

SHORT-TERM AND LONG-TERM DEBT

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At September 30,1998, the Company had no short term debt outstanding and had long term debt outstanding of $185,500, of which $29,000 was outstanding on its revolving credit facility which has a variable interest rate, based on either LIBOR or prime rates.

    The Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

    With respect to the foreign exchange contracts, an adverse change in the underlying exchange rates would not have a significant effect on the Company's reported results as any gain or loss on the contract would be offset by changes in the value of the firm purchase commitment. A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at variable rates would result in an increase in interest expense of approximately $260.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required under this Item 8 is set forth on pages F-1 through F-18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item 10 with respect to Executive Officers of the company is set forth in Item 4a. on pages 7-8 of this report.

    The directors of AET are as follows:

               DIRECTOR NAME                     AGE                       POSITION                          SINCE
-------------------------------------------      ---      -------------------------------------------  ------------------
Amin J. Khoury.............................          59   Chairman of the Board(1)                     October 1986
Thomas E. Williams.........................          52   President, Chief Executive Officer and       December 1992
                                                            Director(2)
Nader A. Golestaneh+.......................          38   Director                                     October 1986
Richard G. Hamermesh*......................          50   Director                                     October 1986
Mark M. Harmeling+.........................          46   Director                                     October 1986
Paul W. Marshall...........................          57   Director                                     October 1986
Joseph J. O'Donnell*.......................          54   Director                                     October 1986

------------------------

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

BUSINESS EXPERIENCE OF DIRECTORS

    AMIN J. KHOURY--Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Brooks Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing.

    THOMAS E. WILLIAMS--Director, President and Chief Executive Officer of the Company since August 1993; Director, President and Chief Operating Officer of the Company since December 1992; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

    NADER A. GOLESTANEH--Director of the Company since 1990; President of Centremark Properties, Inc., a real estate management and development company since 1986; attorney in private practice in Boston, Massachusetts.

    RICHARD G. HAMERMESH--Director of the Company since August 1987; Managing Partner, Center for Executive Development, an independent executive education and training firm; Director of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft.

    MARK M. HARMELING--Director of the Company since 1986; since 1997, an executive of The A.G. Spanos Corporation, a leading developer of multi-family residential complexes; since 1991, President of

Bay State Reality Advisors, a real estate consulting firm; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

    PAUL W. MARSHALL--Director of the Company since 1996; Professor of Management, Harvard Business School; from 1992 to 1997, Chairman of the Board and Chief Executive Officer of Rochester Shoe Tree Company, Inc., a manufacturer and distributor of cedar shoe trees and other cedar and shoe care products; from 1989 to 1991, Chairman of Industrial Economics Company, a management consulting firm; from 1989 to 1992, Adjunct Professor, Harvard Business School; Director of Raymond James Financial Corporation, a regional brokerage firm.

    JOSEPH J. O'DONNELL--Director of the Company since 1978; Chairman of the Board and Chief Executive Officer of Boston Concessions Group, Inc., a company that manages food service operations in ski areas, amusement parks, restaurants and theaters.

ITEM 11. EXECUTIVE COMPENSATION

    "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Beneficial Ownership of Shares" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    "Certain Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

A. FINANCIAL STATEMENTS

    Consolidated Balance Sheets, September 30, 1998 and 1997

    Consolidated Income Statements for the Years Ended September 30, 1998, 1997
     and 1996

    Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the Years Ended September 30,
     1998, 1997 and 1996

    Notes to Consolidated Financial Statements

    FINANCIAL STATEMENT SCHEDULES

    Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1998, 1997 and 1996

    All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B. EXHIBITS

   3.1(a)  Amended and Restated Certificate of Incorporation.
   3.2(i)  Amendment dated February 26, 1992 to Amended and Restated Certificate of
           Incorporation.
   3.3(i)  Amended and Restated By-Laws.
   4.1(d)  Indenture dated as of April 7,1994 between the Registrant and United States Trust
           Company of New York, Trustee.
   4.2(d)  Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.2).
   4.3(a)  Specimen Common Stock Certificate.
   4.4(k)  Rights Agreement dated as of March 2, 1998 between the Company and BankBoston,
           N.A., as Rights Agent.
  10.1(h)  Credit Agreement dated as of April 7, 1994 and Amended and Restated as of January
           29, 1998 by and between the Registrant and The Chase Manhattan Bank as
           Administrative Agent and LaSalle Business Credit, Inc. as Co-Agent.
  10.1.1*  Waiver and Amendment No. 1 dated as of December 16, 1998 to Amended and Restated
           Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase
           Manhattan Bank as Administrative Agent.
  10.2(b)  1986 Stock Option Plan, as amended.
  10.3(c)  1991 Stock Option Plan, as amended.
  10.4(b)  1991 Stock Option Plan for Directors, as amended.
  10.5(d)  1994 Stock Option Plan, as amended.
  10.6(f)  Employment Agreement dated as of June 1, 1996 between the Registrant and Mark S.
           Abrahams.
  10.7(f)  Employment Agreement dated as of February 1, 1996 between the Registrant and David
           N. Terhune, as amended.
  10.8(i)  Letter Agreement dated May 18, 1998 between the Registrant and David N. Terhune.
  10.9(g)  Agreement dated as of August 22, 1997 between the Registrant and Anthony J.
           Allott.
 10.10(i)  Letter Agreement dated May 18, 1998 between the Registrant and Anthony J. Allott.
 10.11(f)  Employment Agreement dated as of April 26, 1994 between the Registrant and Amin J.
           Khoury, as amended.
 10.12(i)  Letter Agreement dated May 18, 1998 between the Registrant and Amin J. Khoury.
 10.13(f)  Employment Agreement dated as of April 26, 1994 between the Registrant and Thomas
           E. Williams, as amended.
 10.14(i)  Letter Agreement dated May 18, 1998 between the Registrant and Thomas E. Williams.
  10.15*   Employment Agreement dated as of August 15, 1998 between the Registrant and
           Anthony J. Allott.
  10.16*   Employment Agreement dated as of September 19, 1998 between the Registrant and
           Gerald M. Haines II.
 10.17(e)  Executive Deferred Compensation Plan dated as of September 1, 1994.
 10.18(j)  Equipment Lease Agreement dated as of December 29, 1997 between Registrant and
           Lasalle National Leasing Corporation.
 10.19(i)  Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.
  21(d)    Subsidiaries of the Registrant.
  23*      Independent Auditors' Consent--Deloitte & Touche LLP.
  24*      Powers of Attorney.
  27*      Financial Data Schedule.
  99(g)    Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
           Securities Litigation Reform Act of 1995.

------------------------

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

(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.

(e) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.

(f) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.

(g) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.

(h) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.

(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

(j) Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(k) Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.

    The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C. REPORTS ON FORM 8-K

    One report on Form 8-K describing a major restructuring of the Covington, Virginia manufacturing facility was filed on September 14, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APPLIED EXTRUSION TECHNOLOGIES, INC.

                                BY:  /S/ ANTHONY J. ALLOTT
                                     -----------------------------------------
                                     Anthony J. Allott,
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     December 29, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

AMIN J. KHOURY*
------------------------------
Amin J. Khoury, Chairman Of
The Board
December 29, 1998

/s/ THOMAS E. WILLIAMS
------------------------------
Thomas E. Williams, Chief
Executive Officer,
President and Director
December 29, 1998

PAUL W. MARSHALL*
------------------------------
Paul W. Marshall, Director
December 29, 1998

MARK M. HARMELING*
------------------------------
Mark M. Harmeling, Director
December 29, 1998

NADER A. GOLESTANEH*
------------------------------
Nader A. Golestaneh, Director
December 29, 1998

JOSEPH J. O'DONNELL*
------------------------------
Joseph J. O'Donnell, Director
December 29, 1998

RICHARD G. HAMERMESH*
------------------------------
Richard G. Hamermesh, Director
December 29, 1998

/s/ ANTHONY J. ALLOTT
------------------------------
Anthony J. Allott, Vice
President, Chief Financial
Officer and Treasurer
December 29, 1998

                                     *By:  /s/ THOMAS E. WILLIAMS
                                           -----------------------------------
                                           Power of Attorney

                                    Date:  December 29, 1998
                                           -----------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, September 30, 1998 and 1997.............................        F-2

Consolidated Income Statements for the Years Ended September 30, 1998, 1997 and
  1996...............................................................................        F-3

Consolidated Statements of Stockholders' Equity for the Years Ended September 30,
  1998, 1997 and 1996................................................................        F-4

Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997
  and 1996...........................................................................        F-5

Notes to Consolidated Financial Statements...........................................        F-6

FINANCIAL STATEMENT SCHEDULES:

Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30,
  1998, 1997 and 1996................................................................       F-18

INDEPENDENT AUDITORS' REPORT.........................................................       F-19

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    2,279  $    3,054
  Accounts receivable, net of allowance for doubtful accounts of $1,056 and $745 at
    September 30, 1998 and 1997, respectively.............................................      38,467      38,513
  Inventory...............................................................................      39,192      34,619
  Prepaid expenses and deferred taxes.....................................................       5,063       7,804
                                                                                            ----------  ----------
      Total current assets................................................................      85,001      83,990
Property, plant and equipment, net........................................................     278,905     284,430
Intangibles and deferred finance charges, net.............................................       3,636       4,691
Long-term note receivable and other assets................................................       3,184       3,382
                                                                                            ----------  ----------
                                                                                            $  370,726  $  376,493
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
  Accounts payable........................................................................  $   15,259  $   15,807
  Accrued interest........................................................................       9,145       9,430
  Accrued expenses........................................................................      27,126      21,153
  Current portion of long-term debt.......................................................                   4,000
                                                                                            ----------  ----------
    Total current liabilities.............................................................      51,530      50,390

Long-term debt............................................................................     185,500     196,500
Deferred taxes and other credits..........................................................      33,259      17,420

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 150 are designated
  Junior Preferred Stock; no shares outstanding
Common stock, $.01 par value:
  Authorized, 15,000 shares; issued, 11,357 and 10,807 shares at September 30, 1998 and
    1997, respectively....................................................................         114         108
Additional paid-in capital................................................................      95,867      92,401
Retained earnings.........................................................................       9,938      22,840
Cumulative translation adjustments........................................................      (2,396)       (154)
                                                                                            ----------  ----------
                                                                                               103,523     115,195
Treasury stock, at cost and other--327 and 325 shares at September 30, 1998 and 1997,
  respectively............................................................................      (3,086)     (3,012)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     100,437     112,183
                                                                                            ----------  ----------
                                                                                            $  370,726  $  376,493
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                         CONSOLIDATED INCOME STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
SALES........................................................................  $  245,334  $  262,271  $  234,490
COST OF SALES................................................................     195,174     205,037     181,899
                                                                               ----------  ----------  ----------
GROSS PROFIT.................................................................      50,160      57,234      52,591

OPERATING EXPENSES:
  Selling, general and administrative........................................      23,754      23,819      20,144
  Restructuring and impairment charges.......................................      21,506       4,500
  Research and development...................................................       7,326       8,221       7,414
  Start-up costs.............................................................       1,539
                                                                               ----------  ----------  ----------
    Total operating expenses.................................................      54,125      36,540      27,558
                                                                               ----------  ----------  ----------
OPERATING PROFIT (LOSS)......................................................      (3,965)     20,694      25,033

NON-OPERATING EXPENSES:
  Interest expense, net......................................................      15,868      16,868      13,927
  Acquisition costs and other................................................         250       1,500
                                                                               ----------  ----------  ----------
    Total non-operating expenses.............................................      16,118      18,368      13,927
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and change in accounting...................     (20,083)      2,326      11,106
Income tax expense (benefit).................................................      (8,033)        930       4,442
                                                                               ----------  ----------  ----------
Income (loss) before change in accounting....................................     (12,050)      1,396       6,664
Change in accounting, net of related tax benefits of $568....................         852
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $  (12,902) $    1,396  $    6,664
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
  Before change in accounting................................................  $    (1.11) $      .14  $      .66
  Change in accounting.......................................................        (.07)
                                                                               ----------  ----------  ----------
  Net income (loss)..........................................................       (1.18)        .14         .66
                                                                               ----------  ----------  ----------
Diluted:
  Before change in accounting................................................       (1.11)        .13         .63
  Change in accounting.......................................................        (.07)
                                                                               ----------  ----------  ----------
  Net income (loss)..........................................................       (1.18)        .13         .63
                                                                               ----------  ----------  ----------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic......................................................................      10,893      10,449      10,170
  Diluted....................................................................      10,893      10,858      10,589

                See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                              VOTING                NONVOTING
                                           COMMON STOCK            COMMON STOCK       ADDITIONAL              CUMULATIVE
                                      ----------------------  ----------------------    PAID-IN    RETAINED   TRANSLATION
                                       SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL    EARNINGS   ADJUSTMENT
                                      ---------  -----------  ---------  -----------  -----------  ---------  -----------
BALANCE, SEPTEMBER 30, 1995.........      9,986   $     100         135   $       1    $  84,823   $  14,780   $     501
  Net income........................                                                                   6,664
  Profit sharing contribution.......        145           1                                1,681
  Conversion of non-voting common
    stock...........................        135           1        (135)         (1)
  Stock issued for employee
    purchases.......................         18           1                                  173
  Treasury shares and other.........
  Exercise of stock options.........        245           2                                1,552
  Exchange rate changes.............                                                                                (224)
  Tax benefits of early disposition
    of stock options................                                                       1,409
                                      ---------       -----   ---------         ---   -----------  ---------  -----------
BALANCE, SEPTEMBER 30, 1996.........     10,529         105      --          --           89,638      21,444         277
  Net income........................                                                                   1,396
  Profit sharing contribution.......        175           2                                1,863
  Stock issued for employee
    purchases.......................         75           1                                  674
  Treasury shares and other.........
  Exercise of stock options.........         28                                              173
  Exchange rate changes.............                                                                                (431)
  Tax benefits of early disposition
    of stock options................                                                          53
                                      ---------       -----   ---------         ---   -----------  ---------  -----------
BALANCE, SEPTEMBER 30, 1997.........     10,807         108      --          --           92,401      22,840        (154)
  Net loss..........................                                                                 (12,902)
  Profit sharing contribution.......        240           2                                1,494
  Stock issued for 401(k) match.....        124           2                                  772
  Stock issued for employee
    purchases.......................         95           1                                  545
  Treasury shares and other.........
  Exercise of stock options.........         91           1                                  575
  Exchange rate changes.............                                                                              (2,242)
  Tax benefits of early disposition
    of stock options................                                                          80
                                      ---------       -----   ---------         ---   -----------  ---------  -----------
BALANCE, SEPTEMBER 30, 1998.........  $  11,357   $     114      --          --        $  95,867   $   9,938   $  (2,396)
                                      ---------       -----   ---------         ---   -----------  ---------  -----------
                                      ---------       -----   ---------         ---   -----------  ---------  -----------


                                       TREASURY
                                       STOCK AND
                                         OTHER
                                      -----------
BALANCE, SEPTEMBER 30, 1995.........   $  (1,147)
  Net income........................
  Profit sharing contribution.......
  Conversion of non-voting common
    stock...........................
  Stock issued for employee
    purchases.......................
  Treasury shares and other.........      (1,982)
  Exercise of stock options.........
  Exchange rate changes.............
  Tax benefits of early disposition
    of stock options................
                                      -----------
BALANCE, SEPTEMBER 30, 1996.........      (3,129)
  Net income........................
  Profit sharing contribution.......
  Stock issued for employee
    purchases.......................
  Treasury shares and other.........         117
  Exercise of stock options.........
  Exchange rate changes.............
  Tax benefits of early disposition
    of stock options................
                                      -----------
BALANCE, SEPTEMBER 30, 1997.........      (3,012)
  Net loss..........................
  Profit sharing contribution.......
  Stock issued for 401(k) match.....
  Stock issued for employee
    purchases.......................
  Treasury shares and other.........         (74)
  Exercise of stock options.........
  Exchange rate changes.............
  Tax benefits of early disposition
    of stock options................
                                      -----------
BALANCE, SEPTEMBER 30, 1998.........   $  (3,086)
                                      -----------
                                      -----------

NO PREFERRED STOCK WAS ISSUED OR OUTSTANDING DURING ANY PERIOD PRESENTED.

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $  (12,902) $    1,396  $    6,664
  Adjustment to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization.............................................      17,773      17,248      13,991
    Restructuring charges.....................................................      18,580       4,500
    Asset impairments.........................................................       2,926
    Stock issued for retirement plans.........................................       2,270       1,865       1,682
    Provision for doubtful accounts...........................................         832         285         373
    Discount on investment securities.........................................                                (171)
    Deferred income taxes and other credits...................................     (25,291)        930       4,442
    Change in accounting......................................................         852
    Changes in assets and liabilities which (used) provided cash:
      Prepaid expenses and other assets.......................................         (58)        328        (410)
      Accounts payable and accrued expenses...................................      (2,797)        627      (6,895)
      Accounts receivable and inventory.......................................     (12,549)     (7,898)     (4,819)
                                                                                ----------  ----------  ----------
          Net cash (used in) provided by operating activities.................     (10,364)     19,281      14,857

INVESTING ACTIVITIES:
  Purchases of investment securities..........................................                              (4,055)
  Proceeds from maturities of investment securities...........................                              16,270
  Additions to property, plant and equipment, net.............................     (45,496)    (54,963)    (51,573)
  Proceeds from sale of assets................................................      26,500
  Proceeds from sale-leaseback transaction....................................      44,625
                                                                                ----------  ----------  ----------
          Net cash (used in) provided by investing activities.................      25,629     (54,963)    (39,358)

FINANCING ACTIVITIES:
  Borrowings (repayments) under bank credit agreement, net....................     (15,000)     35,000       9,000
  Proceeds from issuance of stock, net........................................       1,202         901      (1,484)
                                                                                ----------  ----------  ----------
          Net cash (used in) provided by financing activities.................     (13,798)     35,901       7,516
  Effect of exchange rate changes on cash.....................................      (2,242)       (431)       (224)
                                                                                ----------  ----------  ----------
  Decrease in cash and cash equivalents, net..................................        (775)       (212)    (17,209)
  Cash and cash equivalents, beginning........................................       3,054       3,266      20,475
                                                                                ----------  ----------  ----------
  Cash and cash equivalents, ending...........................................  $    2,279  $    3,054  $    3,266
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest, including capitalized interest of $6,098, $5,132, and $5,106,
      respectively............................................................  $   21,467  $   20,545  $   18,185
    Income taxes..............................................................       3,000           2       1,669

                See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Applied Extrusion Technologies, Inc. and its subsidiaries (collectively AET or the Company) develop and manufacture highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling and flexible packaging applications. The Company also develops and manufactures oriented, apertured films, or "nets," for health care, filtration and other markets. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

    ACCOUNTING ESTIMATES were made in connection with the preparation of the Company's consolidated financial statements in conformity with generally-accepted accounting principles. These estimates affect reported amounts and disclosure of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS consist of cash and highly liquid debt instruments such as commercial paper and money market securities purchased with an original or remaining maturity of less than three months.

    FINANCIAL INSTRUMENTS are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure about fair value for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, and certain contracts to exchange cash or other financial instruments. For financial instruments, such as accounts receivable, accounts payable and accrued expenses, which reprice or mature within three months of the reporting date, carrying amount approximates fair value. At September 30, 1998 and 1997, the carrying amounts of long-term debt approximate their fair values. SFAS No. 107 excludes from its scope certain financial instruments and all nonfinancial instruments including inventory, property, plant and equipment, retirement benefit obligations, deferred compensation agreements and leases. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The carrying amount of cash and equivalents approximates fair value. At September 30, 1998 the Company had outstanding foreign exchange contracts with notional values of $2,503 and $5,746, respectively. These contracts had no carrying value and a net unrealized loss of $246 and $498 as of September 30, 1998 and 1997, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

    INVENTORY is stated at the lower of cost or market, with cost determined using an average-cost method.

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

    INCOME TAXES are recorded using an asset and liability approach that recognizes deferred tax assets and liabilities for the differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. These differences arise principally from the use of accelerated depreciation methods for income tax reporting purposes and the straight-line method for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

    SALES are recognized upon shipment of products when title and risk of loss have passed to the customer.

    FOREIGN OPERATIONS. Asset and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of stockholders' equity. The Company periodically enters into foreign currency exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Gains or losses are deferred until the period in which the related transactions occur.

    EARNINGS PER SHARE. Basic income (loss) per share is based on the weighted average shares outstanding during each reporting period. Diluted income (loss) per shares includes the effect of potential shares from exercise of options. See
Note 10.

    CERTAIN NEW ACCOUNTING PRONOUNCEMENTS were recently issued which are not effective for fiscal year ended September 30, 1998. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards
(SFAS) No.130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1998. Changes made to comply with this statement will not affect the Company's reported consolidated financial position or net income. SFAS No. 131 requires public business enterprises to report financial and descriptive information about their operating segments. The provisions of this statement are effective for periods beginning after December 15, 1998. Management has not yet completed the process of determining its reportable segments and will begin reporting this information in its 1999 Annual Report to Shareholders, which will be effective for the Company's fiscal year 2000. Management has not yet evaluated the affect of SFAS No. 133 on the financial reporting process, but does not expect its hedging activities will be affected.

2. INVENTORY

    Inventory consisted of the following at September 30:

                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $   8,410  $   8,259
Finished goods..........................................................     30,782     26,360
                                                                          ---------  ---------
                                                                          $  39,192  $  34,619
                                                                          ---------  ---------
                                                                          ---------  ---------

3. PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

    Property, plant and equipment consisted of the following at September 30:

                                                                           1998        1997
                                                                        ----------  ----------
Land..................................................................  $    1,850  $    3,101
Buildings and improvements............................................      45,317      38,396
Machinery and equipment...............................................     255,305     224,947
                                                                        ----------  ----------
                                                                           302,472     266,444
Less accumulated depreciation.........................................      54,531      51,675
                                                                        ----------  ----------
                                                                           247,941     214,769
Machinery and equipment in progress...................................      30,964      69,661
                                                                        ----------  ----------
                                                                        $  278,905  $  284,430
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense for the years ended September 30, 1998, 1997 and 1996 was $16,718, 16,079, and $12,770, respectively.

    In connection with a previously announced restructuring plan which included divestiture of certain non-core businesses, the Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. These businesses, located in Salem, Massachusetts, generated annual sales in the most recent fiscal year of approximately $24,000. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings on the Company's Revolving Credit Facility. During the fourth quarter of 1997, the Company sold assets related to its dry adhesive net and injection molding businesses. Net proceeds from these sales of $6,700 approximated book value, and were utilized to reduce borrowings under the Company's Revolving Credit Facility.

    The Company leases certain property and equipment under agreements generally with terms of five to seven years and which may include certain renewal options. Rental expense for the years ended September 30, 1998, 1997 and 1996 was approximately $5,343, $622, and $857, respectively. The Company completed a sale-leaseback transaction on January 2, 1998 whereby it sold certain items of equipment and other tangible personal property (collectively the "Equipment") for gross proceeds of $45,000, and leased the property back from the purchaser pursuant to an operating lease agreement dated as of December 29, 1997 (the "Lease Agreement"). The net book value of the equipment immediately prior to its sale was approximately $18,000. The gain on the sale of the equipment to the lessor was deferred and will be recognized over the term of the related leases as a reduction of operating lease expense. In connection with the restructuring described in Note 14, $8,494 of the deferred gain was offset against the loss recorded related to lease obligations on idled equipment. The Company received net proceeds of $44,625, which was utilized to pay down outstanding borrowings under its existing Bank Credit Agreement (the "Credit Agreement"). The minimum annual rental commitments under noncancellable operating leases, including payments due under the Lease Agreement, are as follows for each of the five years subsequent to September 30, 1998:

1999...............................................................  $   7,359
2000...............................................................      7,271
2001...............................................................      7,129
2002...............................................................      7,053
2003...............................................................      7,044
                                                                     ---------
                                                                     $  35,856
                                                                     ---------
                                                                     ---------

4. INTANGIBLES AND DEFERRED FINANCE CHARGES

    Intangibles and deferred finance charges consisted of the following at September 30:

                                                                               1998       1997
                                                                             ---------  ---------
Deferred financing charges.................................................  $   7,305  $   7,305
Intellectual property......................................................      1,611      1,611
                                                                             ---------  ---------
                                                                                 8,916      8,916
Less accumulated amortization..............................................      5,280      4,225
                                                                             ---------  ---------
                                                                             $   3,636  $   4,691
                                                                             ---------  ---------
                                                                             ---------  ---------

5. LONG-TERM DEBT

    Long-term debt consisted of the following on September 30:

                                                                                               1998        1997
                                                                                            ----------  ----------
Industrial Revenue Bond payable November 4, 2004 at ARBI plus .25% (5.25% effective rate
  at September 30, 1998)..................................................................  $    6,500  $    6,500

Senior Notes payable on April 7, 2002 with 11.5% interest due semi-annually on October 1
  and April 1.............................................................................     150,000     150,000

Five-year Revolving Term Facility with availability of $11,000 at September 30, 1997:
  balance due on March 31, 1999. Interest is due quarterly at LIBOR plus 2.75% or at prime on outstanding portion and .5% on unused commitments. Outstanding LIBOR-based tranches and effective interest rates at September 30, 1997 were: $2,000 at 8.44% and $9,000 at
  8.69%...................................................................................                  11,000

Revolving Credit Facility of $50,000 bearing interest at LIBOR plus 2.75% or prime plus
  1.25% on utilized portions and .5% for unused commitments. Outstanding LIBOR-based tranches and effective interest rates at September 30, 1997 were: $4,000 at 8.13%;
  $8,000 at 8.63%; $3,000 at 8.60%; $4,000 at 8.44%; $3,000 at 8.35%; $3,000 at 8.38%; and
  $4,000 at 8.32%. Prime-based borrowings were $4,000 at an effective interest rate of
  9.75%...................................................................................                  33,000

Revolving Credit Facility of $70,000 bearing interest at LIBOR plus 2.75% or prime plus
  1.25% on utilized portions and .5% for unused commitments. Outstanding LIBOR-based tranches and effective interest rates at September 30, 1998 were: $14,000 at 8.19% and
  $1,000 at 8.16%. Prime-based borrowings were $14,000 at an effective interest rate of
  9.75%...................................................................................      29,000
                                                                                            ----------  ----------
                                                                                               185,500     200,500
  Less current portion....................................................................                   4,000
                                                                                            ----------  ----------
      Total long-term debt................................................................  $  185,500  $  196,500
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    In 1994 the Company entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this Credit Agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or
(ii) January 29, 2003. The Credit Facility is secured by all the assets of the Company. It also includes covenants which limit borrowings based on certain asset levels, require the Company to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establish maximum capital expenditure levels; and contains other covenants customary in documents relating to transactions of this type. The Company was not in compliance with the leverage ratio covenant at September 30, 1998 and has received a waiver from the banks. In addition to the Credit Facility, in 1994, the Company issued $150,000 in Senior Notes which bear interest at 11.5 percent payable semiannually, do not require periodic principal payments and mature, in full, in 2002.

    The aggregate amount of long-term debt maturing in years subsequent to September 30, 1998 is as follows:

1999..............................................................
2000..............................................................
2001..............................................................
2002..............................................................  $ 179,000
2003..............................................................
Thereafter........................................................      6,500
                                                                    ---------
                                                                    $ 185,500
                                                                    ---------
                                                                    ---------

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accrued expenses consisted of the following at September 30:

                                                                            1998       1997
                                                                          ---------  ---------
Accrued restructuring...................................................  $   9,170  $   4,500
Payroll and benefits....................................................      6,060      7,166
Market development......................................................      4,601      5,115
Taxes and other.........................................................      7,295      4,372
                                                                          ---------  ---------
                                                                          $  27,126  $  21,153
                                                                          ---------  ---------
                                                                          ---------  ---------

    Included in accounts payable are outstanding checks of $982 and $3,554 at September 30, 1998 and 1997, respectively. In addition, approximately $9,410 of accrued restructuring costs is included in deferred taxes and other credits at September 30, 1998, which represents the portion of the 1998 restructuring charge which will be paid out in future years (primarily lease costs).

7. INCOME TAXES

    The provision for income taxes consisted of the following for the years ended September 30:

                                                                    1998       1997       1996
                                                                 ----------  ---------  ---------
Current:
  U.S. Federal.................................................  $    2,623     --         --
  State........................................................      --         --         --
                                                                 ----------  ---------  ---------
                                                                      2,623     --         --
Deferred:
  U.S. Federal.................................................      (9,323) $     791  $   3,887
  State........................................................      (1,333)       139        555
                                                                 ----------  ---------  ---------
                                                                    (10,656)       930      4,442
                                                                 ----------  ---------  ---------
  Total........................................................  $   (8,033) $     930  $   4,442
                                                                 ----------  ---------  ---------
                                                                 ----------  ---------  ---------

    Approximately $568 of deferred tax benefit was recognized in fiscal 1998 in connection with the change in accounting described in Note 11.

    The components of the net deferred asset (liability) were as follows at September 30:

                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Deferred Tax Assets:
  Accounts receivable.....................................  $      370  $      246  $      326
  Inventory...............................................       2,221       2,347       2,265
  Other assets............................................      21,095       1,237         979
  Other liabilities.......................................       1,052       3,193       3,776
  Tax credits and loss carryforwards......................      20,009      21,379      15,918
  Valuation allowance.....................................        (435)       (435)       (435)
                                                            ----------  ----------  ----------
    Total.................................................      44,312      27,967      22,829
                                                            ----------  ----------  ----------
Deferred Tax Liabilities:
  Property, plant and equipment...........................      43,700      38,539      32,595
  Other assets............................................          79         197         235
                                                            ----------  ----------  ----------
    Total.................................................      43,779      38,736      32,830
                                                            ----------  ----------  ----------
Total net tax asset (liability)...........................  $      533  $  (10,769) $  (10,001)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    A valuation allowance has been established for certain state deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit was not considered more likely than not.

    At September 30, 1998, the Company has, for income tax reporting purposes, a federal net operating loss carryforward of $35,408 (expiration commencing in 2005) and state net operating loss carryforward of $34,009 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $357, alternative minimum tax credit carryforwards of $5,210 and state investment tax credits of $319 (expiration commencing in 2005).

    A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 1998, 1997 and 1996 was as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Statutory tax rate...............................................      35.0%      35.0%      35.0%
State income taxes, net of federal tax benefits..................       4.9%       4.1%       3.6%
Other, net.......................................................        .1%        .9%       1.4%
                                                                   ---------  ---------  ---------
                                                                       40.0%      40.0%      40.0%
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

8.  STOCKHOLDERS' EQUITY

    During fiscal 1996, treasury shares were issued in connection with the exercise of certain employee stock options. A total of 1,989 shares are held into treasury under the deferred compensation plan. Tax benefits resulting from compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated income statement have been credited to additional paid-in capital in the accompanying consolidated statements of stockholders' equity. In fiscal 1996, the Company implemented an employee stock purchase plan, under which employees can defer a portion of their compensation and purchase AET shares at a discount. Approximately 95,000 and 75,000 shares were purchased under this plan in fiscal 1998 and 1997, respectively.

    In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a "Junior Preferred Stock Purchase Right," (a "Right") for each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET's Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET's Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at the redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 1998 there were 11,095,385 Junior Preferred Stock Purchase Rights outstanding.

9.  STOCK OPTIONS

    The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. During fiscal 1996, the Company repriced 762,500 outstanding employee stock options to $8.25, the closing market price on the date of repricing. The revised option prices have been reflected for all applicable years in the stock option schedule to follow. The repricing affected only those stock options originally granted with an exercise price in excess of the closing price of the Company's common stock on the date of repricing. As of September 30, 1998, an aggregate of approximately 2,970,500 shares were reserved for issuance under the plans.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective beginning in fiscal 1997. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

    If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value at the grant for 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's fiscal 1998, 1997 and 1996 net income
(loss) and earnings (loss) per share on a pro forma basis would have been as follows:

                                                                              1998       1997       1996
                                                                           ----------  ---------  ---------
Net Earnings (Loss):
  As reported............................................................  $  (12,902) $   1,396  $   6,664
  Pro forma..............................................................     (13,743)     1,247      6,629
Basic Earnings (Loss) per Share:
  As reported............................................................       (1.18)       .14        .66
  Pro forma..............................................................       (1.26)       .10        .60
Diluted Earnings (Loss) per Share:
  As reported............................................................       (1.18)       .13        .63
  Pro forma..............................................................       (1.26)       .10        .60

    Under SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: expected volatility of 54 percent, risk-free interest rate of 6 percent and expected lives of 7 to 10 years. The weighted average fair value of options granted during 1998, 1997 and 1996 was approximately $5.60, $4.37 and $4.14 per share.

    Information concerning the Company's option plans are as follows:

                                                                                 WEIGHTED-
                                                      SHARES                      AVERAGE
                                                      UNDER        OPTION        EXERCISE
                                                      OPTION       PRICES          PRICE      EXERCISABLE
                                                    ----------  -------------  -------------  ----------
As of October 1, 1995.............................   2,328,136   $ 1.00-8.25     $    7.19       789,886
                                                                                              ----------
                                                                                              ----------
  Granted.........................................     166,500    8.25-8.375          9.21
  Exercised.......................................    (243,386)   5.125-8.25          6.39
  Canceled........................................     (32,000)  1.00-14.875          7.31
                                                    ----------
As of September 30, 1996..........................   2,219,250    1.00-8.375          7.42       948,000
                                                                                              ----------
                                                                                              ----------
  Granted.........................................     214,500   8.375-12.00          9.85
  Exercised.......................................     (28,000)     5.5-8.25          6.22
  Canceled........................................     (71,500)  5.75-14.875         10.15
                                                    ----------
As of September 30, 1997..........................   2,334,250   1.00-14.875          7.61     1,247,625
                                                                                              ----------
                                                                                              ----------
  Granted.........................................     520,250     6.75-9.00          7.27
  Exercised.......................................     (91,750)   1.00-8.375          6.28
  Canceled........................................     (65,125)  1.00-14.875          9.00
                                                    ----------
As of September 30, 1998..........................   2,697,625   4.63-14.875          7.55     1,923,125
                                                    ----------                                ----------
                                                    ----------                                ----------

    The following table summarizes information regarding stock options outstanding at September 30, 1998:

                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
               ------------------------------------------  ------------------------------------
  RANGE OF         OUTSTANDING        WEIGHTED-AVERAGE        EXERCISABLE      WEIGHTED-AVERAGE
  EXERCISE            AS OF         REMAINING CONTRACTUAL        AS OF             EXERCISE
    PRICE           09/30/98            LIFE IN YEARS           09/30/98            PRICE
-------------  -------------------  ---------------------  ------------------  ----------------
$1.00-5.00....         180,000                   5.2               180,000            4.7944
5.01-7.50....        1,290,000                   6.1               864,250            6.5447
7.51-10.00...        1,113,500                   6.7               827,750            8.4252
10.01-12.50..           60,375                   8.4                16,125           11.4961
12.51-15.00..           53,750                   7.2                35,000           14.0402
                    ----------            ----------            ----------           -------
                     2,697,625                   6.3             1,923,125            7.3682
                    ----------            ----------            ----------           -------
                    ----------            ----------            ----------           -------

    Under the terms of the Company's 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions. The purchase price for shares purchased under the Plan is 85 percent of the lower of fair market value of the stock on the first or last day of the purchasing period. Purchases through payroll deductions are made on a semi-annual basis. At September 30, 1998, 180,298 shares were purchased under this Plan, and another 319,702 shares were available under the Plan for future purchases.

10. EARNINGS PER SHARE

    A reconciliation of shares used in the computation of basic and diluted income (loss) per share is as follows for the years ended September 30 (amounts in thousands):

                                                                               1998       1997       1996
                                                                             ---------  ---------  ---------
Shares for basic computation...............................................     10,893     10,449     10,170
Potential shares from options..............................................     --            409        419
                                                                             ---------  ---------  ---------
Shares for diluted computation.............................................     10,893     10,858     10,589
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    In 1998, 145,000 potential shares from options were excluded from the reconciliation above, as the effect of including these shares in the calculation would be to decrease the loss per share.

11. CHANGE IN ACCOUNTING

    During the third quarter of 1998, the Company elected early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Effective with the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, the Company capitalized these costs, primarily those related to the start-up of its eight and ten-meter OPP films lines, and amortized them over a five year period. Amortization of these costs were approximately $929 in the year ended September 30, 1997. The effect of this change in accounting was the recognition of $1,539 of costs related to net start-up costs incurred during fiscal 1998 and a one-time charge of $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods.

12. RELATED-PARTY TRANSACTIONS

    In 1989, the Company entered into a supply agreement with an affiliated company, BE Aerospace, Inc., pursuant to which the Company agreed to sell to the affiliate its requirements of certain components through March 31, 1998. The Company had sales resulting from this agreement of $1,715, and $1,649 during the years ended September 30, 1997 and 1996, respectively. This supply agreement was terminated effective September 16, 1997 concurrent with the sale of related manufacturing assets by the Company. Total receivables from affiliated companies as of September 30, 1998, 1997 and 1996 were $185, $564, and $578, respectively.

    The Company has entered into employment agreements extending for periods of up to five years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses.

13. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

    The Company has entered into foreign exchange contracts, the last of which expires in October, 1998, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1998 and 1997, the Company had outstanding foreign exchange contracts with notional values of $2,503 and $5,746, respectively. These contracts had no carrying value and a net unrealized loss of $246 and $498 as of September 30, 1998 and 1997, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

14. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

    The Company announced a major restructuring of its Covington, Virginia manufacturing facility in the fourth quarter of 1998. The restructuring, which will be fully implemented by March 1999, includes the shutdown of two older, less efficient production lines, relocation of certain operations to other locations and the elimination of approximately 200 full-time positions. As a result of the announcement of this restructuring, the Company recorded a charge of $18,580 in the fourth quarter of 1998. This charge includes approximately $12,090 for leased equipment, $4,100 in employment related costs, and $2,390 in other charges.

    In the fourth quarter of fiscal 1998, the Company wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. Of the amounts recorded for impairment, $1,526 relates to specialized equipment which is no longer used in the production process and $1,400 represents an adjustment to the carrying value of the Covington facility to estimated fair value, resulting from an impairment caused by the shutdown of the affected production lines.

    The Company implemented a restructuring plan in the fourth quarter of 1997 and recorded charges of $4,500 primarily related to personnel reductions and the discontinuation of certain product lines. This restructuring program included the separation of approximately 50 hourly employees comprised of production line operators, maintenance employees and other plant personnel at one Company facility, and approximately 20 hourly personnel related to the closure of certain manufacturing assets of another facility, as well as costs related to other salaried personnel changes. As of September 30, 1998, all amounts accrued in connection with the 1997 restructuring charge had been paid. Approximately $1,000 of the 1998 restructuring charge had been paid; the employment related cost were paid during the first quarter of 1999 and the remaining amounts, principally lease costs, are expected to be paid over the next five years.

15. EMPLOYEE BENEFIT PLANS

    Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. The plan allows for funding of profit sharing and matching contributions in either Company stock or cash and is fully accrued in the accompanying consolidated financial statements. Aggregate contributions were made with Company stock in the amount of $2,270, $1,865, and $1,682 in 1998, 1997, and 1996, respectively.

    The Company also has a non-qualified deferred compensation plan for certain executive employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment.

16. LITIGATION

    From time to time, the Company becomes involved in litigation which is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact in financial position in the results of operations.

17. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

    The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion, environmental and health care markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 18 percent of sales in fiscal 1998, and 16 percent of sales in 1997 and 1996, with no other customer accounting for more than 10 percent of sales in 1998, 1997, or 1996.

    Information by geographic location was as follows for the years ended September 30:

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
    Sales:
      United States................................................  $  205,081  $  225,232  $  203,645
      Foreign......................................................      40,253      37,039      30,845
                                                                     ----------  ----------  ----------
                                                                     $  245,334  $  262,271  $  234,490
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
    Operating Profit (exclusive of restructuring and impairment charges and writeoff of start-up costs):
      United States................................................  $   13,850  $   19,763  $   22,068
      Foreign......................................................       5,230       5,431       2,965
                                                                     ----------  ----------  ----------
                                                                     $   19,080  $   25,194  $   25,033
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

18. SELECTED QUARTERLY DATA (UNAUDITED)

    Summarized quarterly financial data for fiscal 1998, 1997 and 1996 were as follows:

                                                                                           EARNINGS     EARNINGS
                                                                                 NET        (LOSS)       (LOSS)
                                                           NET       GROSS      INCOME     PER SHARE    PER SHARE
                                                          SALES     PROFIT      (LOSS)     BASIC(*)    DILUTED(*)
                                                        ---------  ---------  ----------  -----------  -----------
September 30, 1998
  1st quarter.........................................  $  56,416  $  11,847  $     (753)  $    (.07)   $    (.07)
  2nd quarter.........................................     62,439     11,414        (602)       (.05)        (.05)
  3rd quarter.........................................     66,535     13,943       2,710         .24          .24
  4th quarter.........................................     59,954     12,956     (14,257)      (1.29)       (1.29)
September 30, 1997
  1st quarter.........................................     59,445     13,476       1,057         .10          .10
  2nd quarter.........................................     68,492     15,277       1,750         .17          .16
  3rd quarter.........................................     70,076     15,345         745         .07          .07
  4th quarter.........................................     64,258     13,136      (2,156)       (.20)        (.20)
September 30, 1996
  1st quarter.........................................     50,251     11,345       1,403         .14          .13
  2nd quarter.........................................     62,565     12,478       1,504         .15          .14
  3rd quarter.........................................     61,043     13,818       1,981         .19          .19
  4th quarter.........................................     60,631     14,950       1,776         .17          .17

------------------------

(*) Earnings (Loss) Per Share is presented before change in accounting

    The Company implemented restructuring plans in the fourth quarters of 1998 and 1997 and recorded charges of $18,580 and $4,500, respectively, before taxes. The Company also wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. The restructuring and impairment charges are discussed more fully in
Note 14.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                  ADDITIONS
                                                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                                                   BEGINNING      COSTS AND                      END OF
DESCRIPTION                                                        OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
---------------------------------------------------------------  -------------  -------------  -------------  -------------
Allowance for doubtful accounts:
      1998.....................................................    $     745      $     832      $     521      $   1,056
      1997.....................................................          750            285            290            745
      1996.....................................................          784            373            407            750

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Applied Extrusion Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 1998 and 1997, and the related consolidated income statements, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

    As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for certain start-up costs in 1998 to adopt the American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities".

/s/ Deloitte and Touche LLP
--------------------------------
Deloitte & Touche LLP

Boston, Massachusetts
November 25, 1998