Form 10-K/A
period 1998-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1999-02-11
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Form 10-K/A is being filed solely to correct the dating of the independent auditors' report included in Item 14. No other information contained herein has been changed or modified.

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

ITEM 2. PROPERTIES

    The following table provides information with respect to AET's facilities:

                                                               LOCATION             SQUARE FEET    OWNED/LEASED
                                                    ------------------------------  -----------  -----------------
OPP FILMS                                           Terre Haute, Indiana               821,000         owned
                                                    Covington, Virginia                517,000         owned
                                                    Varennes, Quebec, Canada           108,000         owned
                                                    New Castle, Delaware:
                                                      Administration and Research
                                                      Center                            50,000        leased
SPECIALTY NETS & NONWOVENS                          Middletown, Delaware               145,000         owned
CORPORATE                                           Peabody, Massachusetts               7,600        leased

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

ITEM 4A. EXECUTIVE OFFICERS

    The executive officers of AET are as follows:

EXECUTIVE OFFICER NAME                           AGE                       POSITION                          SINCE
-------------------------------------------      ---      -------------------------------------------  ------------------
Amin J. Khoury.............................          59   Chairman of the Board(1)                     October 1986
Thomas E. Williams.........................          52   President, Chief Executive Officer and       December 1992
                                                          Director(2)
David N. Terhune...........................          52   Executive Vice President and Chief           February 1994
                                                          Operating Officer(3)
Mark S. Abrahams...........................          47   Vice President and General Manager,          December 1993
                                                          Specialty Nets & Nonwovens Division(4)
Anthony J. Allott..........................          34   Vice President, Chief Financial Officer and  July 1994
                                                          Treasurer(5)
Gerald M. Haines II........................          35   Vice President, General Counsel and          September 1995
                                                          Secretary(6)

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

(4) The Company has entered into a three-year Employment Agreement dated as of June 1, 1996 with Mr. Abrahams pursuant to which he currently serves as Vice President and General Manager of the Company's Specialty Nets & Nonwovens Division.

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

    MARK S. ABRAHAMS--Vice President and General Manager of Specialty Nets and Nonwovens since December 1993. From November 1990 through July 1993, Mr. Abrahams was the President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment. From November 1988 through October 1990, Mr. Abrahams was the Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

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

    MARK M. HARMELING--Director of the Company since 1986; since 1997, an executive of The A.G. Spanos Corporation, a leading developer of multi-family residential complexes; since 1991, President of

Bay State Realty Advisors, a real estate consulting firm; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

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

                                APPLIED EXTRUSION TECHNOLOGIES, INC.

                                BY:  /S/ ANTHONY J. ALLOTT
                                     -----------------------------------------
                                     Anthony J. Allott,
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     February 11, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

AMIN J. KHOURY*
------------------------------
Amin J. Khoury, Chairman Of
The Board
February 11, 1999

/s/ THOMAS E. WILLIAMS
------------------------------
Thomas E. Williams, Chief
Executive Officer,
President and Director
February 11, 1999

PAUL W. MARSHALL*
------------------------------
Paul W. Marshall, Director
February 11, 1999

MARK M. HARMELING*
------------------------------
Mark M. Harmeling, Director
February 11, 1999

NADER A. GOLESTANEH*
------------------------------
Nader A. Golestaneh, Director
February 11, 1999

JOSEPH J. O'DONNELL*
------------------------------
Joseph J. O'Donnell, Director
February 11, 1999

RICHARD G. HAMERMESH*
------------------------------
Richard G. Hamermesh, Director
February 11, 1999

/s/ ANTHONY J. ALLOTT
------------------------------
Anthony J. Allott, Vice
President, Chief Financial
Officer and Treasurer
February 11, 1999

                                     *By:  /s/ THOMAS E. WILLIAMS
                                           -----------------------------------
                                           Power of Attorney

                                    Date:  February 11, 1999
                                           -----------------------------------

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

Boston, Massachusetts
November 25, 1998
(December 16, 1998 as to Note 5)