Form 10-Q
period 1998-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1999-02-12
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                             ---------------------

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                      0-19188                        51-0295865
  (State of Incorporation)       (Commission File No.)      (I.R.S. Employer Identification
                                                                          No.)

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

    The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of February 10, 1999 was 11,312,989.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                          1998          1998
                                                                                      ------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    8,359    $     2,279
  Accounts receivable, net of allowance for doubtful accounts of $1,145 on December
    31, 1998 and $1,056 on September 30, 1998.......................................       37,549         38,467
  Inventory.........................................................................       37,142         39,192
  Prepaid expenses and deferred taxes...............................................        4,955          5,063
                                                                                      ------------  -------------
    Total current assets............................................................       88,005         85,001
Property, plant and equipment, net..................................................      276,713        278,905
Intangibles and deferred finance charges, net.......................................        3,442          3,636
Long-term note receivable and other assets..........................................        3,277          3,184
                                                                                      ------------  -------------
                                                                                       $  371,437    $   370,726
                                                                                      ------------  -------------
                                                                                      ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable..................................................................   $   16,380    $    15,259
  Accrued interest..................................................................        5,133          9,145
  Accrued expenses and other current liabilities....................................       28,355         27,126
                                                                                      ------------  -------------
    Total current liabilities.......................................................       49,868         51,530
Long-term debt......................................................................      196,500        185,500
Deferred taxes and other credits....................................................       28,147         33,259
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 150 are designated Junior Preferred Stock; no stock outstanding Common stock, $.01 par value:
Authorized, 15,000 shares; issued, 11,458 and 11,357 shares at December 31, 1998 and
  September 30, 1998, respectively..................................................          115            114
Additional paid-in capital..........................................................       96,694         95,867
Retained earnings...................................................................        5,203          9,938
Cumulative translation adjustments..................................................       (2,904)        (2,396)
                                                                                      ------------  -------------
                                                                                           99,108        103,523
Treasury stock, at cost, and other, 245 and 327 shares at December 31, 1998 and
  September 30, 1998, respectively..................................................       (2,186)        (3,086)
                                                                                      ------------  -------------
Total stockholders' equity..........................................................       96,922        100,437
                                                                                      ------------  -------------
                                                                                       $  371,437    $   370,726
                                                                                      ------------  -------------
                                                                                      ------------  -------------

           See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                                1998       1997
                                                                                              ---------  ---------
SALES.......................................................................................  $  55,445  $  56,416
Cost of sales...............................................................................     47,504     44,569
                                                                                              ---------  ---------
GROSS PROFIT................................................................................      7,941     11,847

OPERATING EXPENSES:
  Selling, general and administrative.......................................................      5,879      5,816
  Research and development..................................................................      1,639      1,698
  Start-up costs............................................................................                   137
                                                                                              ---------  ---------
    Total operating expenses................................................................      7,518      7,651
                                                                                              ---------  ---------
OPERATING PROFIT............................................................................        423      4,196

NON-OPERATING EXPENSES:
  Interest expense, net.....................................................................      4,852      4,032
  Acquisition costs.........................................................................      3,462
                                                                                              ---------  ---------
    Total non-operating expenses............................................................      8,314      4,032
                                                                                              ---------  ---------
Income (loss) before income taxes and change in accounting..................................     (7,891)       164
Income tax expense (benefit)................................................................     (3,156)        65
                                                                                              ---------  ---------
Income (loss) before change in accounting...................................................     (4,735)        99
Change in accounting, net of related tax benefits of $568...................................                   852
                                                                                              ---------  ---------
Net loss....................................................................................  $  (4,735) $    (753)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Before change in accounting                                                                 $   (0.43) $     .01
  Change in accounting......................................................................                  (.08)
                                                                                              ---------  ---------
  Net loss..................................................................................  $   (0.43) $    (.07)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic and Diluted.........................................................................     11,112     10,547

           See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                               1998        1997
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
  Net income..............................................................................  $   (4,735) $     (753)
  Adjustment to reconcile net income to net cash used in operating activities:
    Provision for doubtful accounts.......................................................          89          83
    Depreciation and amortization.........................................................       5,045       4,574
    Deferred taxes and other credits......................................................      (3,861)        120
    Changes in assets and liabilities which provided (used) cash:
      Prepaid expenses and other current assets...........................................         (28)        281
      Accounts payable and accrued expenses...............................................      (2,420)     (7,981)
      Accounts receivable and inventory...................................................       2,879         971
                                                                                            ----------  ----------
        Net cash used in operating activities.............................................      (3,031)     (2,705)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............................................      (2,616)    (11,673)
  Proceeds from sale/leaseback transaction................................................                  39,559
                                                                                            ----------  ----------
        Net cash provided by (used in) investing activities...............................      (2,616)     27,886

FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit agreement, net.............................      11,000     (25,559)
  Proceeds from issuance of stock, net....................................................       1,235       2,258
                                                                                            ----------  ----------
        Net cash provided by (used in) financing activities...............................      12,235     (23,301)
  Effect of exchange rate changes on cash.................................................        (508)       (955)
                                                                                            ----------  ----------
  Increase in cash and cash equivalents, net..............................................       6,080         925
  Cash and cash equivalents, beginning....................................................       2,279       3,054
                                                                                            ----------  ----------
  Cash and cash equivalents, ending.......................................................  $    8,359  $    3,979
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, including capitalized interest of $705 and $1,864, respectively.............  $    9,401  $    9,812
    Income taxes                                                                                    --          --

           See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

    The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year.

    Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1998, filed on Form 10-K with the Securities and Exchange Commission.

2. INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on December 31, 1998 and September 30, 1998:

                                                          DECEMBER     SEPTEMBER
                                                            1998         1998
                                                         -----------  -----------
Raw materials..........................................   $   7,775    $   8,410
Finished goods.........................................      29,367       30,782
                                                         -----------  -----------
Total..................................................   $  37,142    $  39,192
                                                         -----------  -----------
                                                         -----------  -----------

3. CHANGE IN ACCOUNTING

    During the third quarter of 1998, the Company elected early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Effective with the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, the Company capitalized these costs and amortized them over a five year period. Amounts included in these financial statements for the quarter ended December 31, 1997 have been revised to reflect this adoption by recording charges of $137, representing costs capitalized during the quarter which were expensed upon adoption, and $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods. Previously reported net income for the quarter was $181 and EPS, both basic and diluted, was $0.02.

4. EARNINGS PER SHARE

    178,000 and 133,000 potential shares from options at December 31, 1998 and December 31, 1997, respectively, were excluded from the shares used to calculate diluted earnings per share as the effect of including these shares in the calculation would be to decrease the loss per share.

5. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

    The Company has entered into foreign exchange contracts, the last of which expires in January, 1999, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks. Gains and losses on the contracts which result from market risk associated with changes in the market

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At December 31, 1998, the Company had outstanding foreign exchange contracts with notional values of $2,161. These contracts had no
carrying value and a net unrealized loss of $299.   The Company does not enter
into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
  WITH THE THREE MONTHS ENDED DECEMBER 31, 1997

INTRODUCTION

    AET is the largest producer of oriented polypropylene ("OPP") films in North America. Consumer product companies worldwide use our OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to air, light and moisture to preserve freshness. We generally sell our film products to "converters," which are companies that specialize in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

    Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods.

    For the purposes of this discussion and analysis, the periods ended December 31, 1998 and 1997 are referred to as the first quarters of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1998       1997
                                                                     ---------  ---------
Sales..............................................................      100.0%     100.0%
Cost of sales......................................................       85.7       79.0
Gross profit.......................................................       14.3       21.0
Selling, general and administrative................................       10.6       10.3
Research and development...........................................        3.0        3.0
Operating profit...................................................        0.1        7.4
Interest expense...................................................        8.8        7.1
Net loss...........................................................       (8.5)      (1.3)

    Sales for the first quarter of 1999 were $55,445 versus $56,416 for the comparable period of fiscal 1998. The $971, or 1.7 percent, decrease is due to divestitures of certain non-core businesses during fiscal 1998. Exclusive of these divestitures, sales increased 8.8 percent over the first quarter of fiscal 1998 as a result of a 35 percent increase in sales volume, offset by significantly lower selling prices. These lower selling prices, particularly in low-end products, were the result of continued competitive pressures which were primarily due to overcapacity throughout the OPP films industry. Sales outside of the United States accounted for approximately 19.3 percent of total 1999 sales during the first quarter, and operating profit from sales outside the United States was 8.5 percent of total operating profit. Sales outside the United States and operating profit from those sales for the first quarter of fiscal 1998 accounted for approximately 18.5 percent of total sales and 22.7 percent of total operating profit.

    Gross profit for the first quarter of 1999 was $7,941, or 14.3 percent of total sales, versus $11,847, or 21 percent of sales for the same quarter of fiscal 1998. This decrease is primarily the result of approximately $2.9 million in costs related to a scheduled two week shutdown of the OPP manufacturing plants, beginning in late December 1998. Exclusive of these shutdown costs, gross profit for the first quarter of 1999 was $10,846, or 19.6 percent of sales. The remaining decrease in gross profit from the first quarter of

1998 is primarily the result of lower average selling prices offset in part by improved manufacturing efficiencies achieved in the quarter.

    Total operating expenses of $7,518 for the first quarter of fiscal 1999 were flat compared to the first quarter of 1998, exclusive of the $137 write-off of start-up costs during the first quarter of 1998. This is consistent with the anticipated leveling off of both research and development expenses and selling, general and administrative expenses.

    During the quarter the Company terminated acquisition discussions with two of the largest European-based worldwide OPP film producers. The parties were unable to reach a mutually agreeable price at which the Company would acquire either of these businesses, given recent deterioration in the European OPP films market caused primarily by the recent start-up of ten new OPP film lines in that region. Costs associated with both of these acquisition projects and related due diligence efforts were $3,462, or $2,078 after taxes, and were recorded as non-operating expenses for the quarter.

    Net interest expense for the first quarter of 1999 of $4,852 was $820 higher than the first quarter of 1998 due to the higher average debt balance and lower capitalized interest levels in the first quarter of 1999 as a result of the project completion for the new ten-meter wide manufacturing line in fiscal 1998. Income tax as a percent of before-tax income remained constant for the first quarter of fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    In conjunction with the Company's 1994 acquisition of the OPP films business, AET entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, AET amended and restated this Credit Agreement and combined the revolving credit facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which, among other things, limit borrowings based on certain asset levels, requires AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establishes maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of this type. The Company was not in compliance with two of these covenants at December 31, 1998 and has received a waiver from the banks. At December 31, 1998 the Company had $40,000 outstanding under the credit facility. The Company also has $150,000 of Senior Notes, which bear interest at
11.5 percent payable semi-annually, which mature in full in 2002 and $6,500 of Industrial Revenue Bonds outstanding, which are due November 4, 2004.

    Operating activities in the first quarter of 1999 used $3,031 of cash, which was the result of a net loss of $3,462 before depreciation and amortization and other non-cash expenditures offset slightly by an increase in working capital of $431. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $2,420, and decreases in inventory, accounts receivable and prepaid expenses of $2,050, $829, and $28, respectively. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes and the Company's annual contributions to employee benefit plans. In addition, during the quarter payments against restructuring reserves reduced such accounts by $2,466 to $16,114 at December 31, 1998. The decrease in inventory reflects the effect of the previously discussed two week shutdown of the OPP manufacturing plants. The remainder of the decreases in accounts payable, accruals, and receivables since September 30, 1998 are primarily the result of seasonality of the business.

YEAR 2000

    AET's company-wide Year 2000 project, which is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, is proceeding on schedule. The project is comprised of five major phases: (1) taking inventory of systems potentially impacted by the Year 2000 issue; (2) assessing the Year 2000 compliance or capability of systems determined to be material to the company; (3) repairing or replacing material systems that are determined not to be Year 2000 compliant or capable; (4) testing the critical repaired or replaced systems; and (5) designing and implementing contingency and business continuation plans.

    At December 31, 1998, AET had completed the inventory and assessment phases of the project. Those systems with identified Year 2000 compliance or capability issues are currently being repaired or replaced, as required. The largest part of this effort is the continuing implementation of a new enterprise-wide information system which commenced in 1996. The financial, sales, order entry, electronic data interchange, and administrative portions of the implementation are complete. The inventory, shop floor and related manufacturing portions of the system have been implemented at two production sites, with the remaining two plants expected to be completed by the end of the fiscal year.

    Once Year 2000 compliance repairs or replacements have been made, AET plans to test critical systems to verify that compliance has been achieved. Third parties will validate the Year 2000 compliance of our manufacturing control systems, and internal resources will validate the compliance of the remainder of our systems. The target completion date for the systems testing is September 30, 1999.

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's contingency planning process for Year 2000 problems is ongoing. Contingency plans could include having arrangements for alternate suppliers when available, re-running certain processes if errors occur, using manual intervention to ensure the continuation of operations where possible, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the company's results of operations, financial position or cash flow. AET believes that with the completion of the Year 2000 project as scheduled the possibility of significant interruptions of normal operations should be substantially reduced.

    The total cost associated with Year 2000 compliance activities is estimated to be $10,000, of which $8,000 will be spent on the new enterprise-wide system which offers many other enhancements in comparison to our current systems. Approximately $6,500 has been spent to date, and cash flow from operations is expected to fund the balance of the project. No critical information technology projects have been deferred due to our Year 2000 compliance efforts.

INFLATION

    Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support any direct correlation between raw material cost fluctuations and finished product films pricing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

    See Note 5, "Commitments and Foreign Exchange Contracts" on page 5.

SHORT-TERM AND LONG-TERM DEBT

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At December 31,1998, the Company had no short term debt outstanding and had long term debt outstanding of $196,500, of which $40,000 was outstanding on its revolving credit facility, which has a variable interest rate, based on either LIBOR or prime rates.

    The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

    With respect to the foreign exchange contracts, an adverse change in the underlying exchange rates would not have a significant effect on the Company's reported results, as any gain or loss on the contract would be offset by changes in the value of the firm purchase commitment. A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $318.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

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

3.3(i)     Amended and Restated By-Laws.

4.1(d)     Indenture dated as of April 7,1994 between the Registrant and United States Trust
           Company of New York, Trustee.

4.2(d)     Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.2).

4.3(a)     Specimen Common Stock Certificate.

4.4(l)     Rights Agreement dated as of March 2, 1998 between the Company and BankBoston,
           N.A., as Rights Agent.

10.1(i)    Credit Agreement dated as of April 7, 1994 and Amended and Restated as of January
           29, 1998 by and between the Registrant and The Chase Manhattan Bank as
           Administrative Agent and LaSalle Business Credit, Inc. as Co-Agent.

10.1.1(h)  Waiver and Amendment No. 1 dated as of December 16, 1998 to Amended and Restated
           Credit Agreement dated as of January 29, 1998 between the Registrant and The
           Chase Manhattan Bank as Administrative Agent.

10.1.2*    Waiver and Amendment No. 2 dated as of December 31, 1998 to Amended and Restated
           Credit Agreement dated as of January 29, 1998 between the Registrant and The
           Chase Manhattan Bank as Administrative Agent.

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

10.8(j)    Letter Agreement dated May 18, 1998 between the Registrant and David N. Terhune.

10.9(g)    Agreement dated as of August 22, 1997 between the Registrant and Anthony J.
           Allott.

10.10(j)   Letter Agreement dated May 18, 1998 between the Registrant and Anthony J. Allott.

10.11(f)   Employment Agreement dated as of April 26, 1994 between the Registrant and Amin
           J. Khoury, as amended.

10.12(j)   Letter Agreement dated May 18, 1998 between the Registrant and Amin J. Khoury.

10.13(f)   Employment Agreement dated as of April 26, 1994 between the Registrant and Thomas
           E. Williams, as amended.

10.14(j)   Letter Agreement dated May 18, 1998 between the Registrant and Thomas E.
           Williams.

10.15(h)   Employment Agreement dated as of August 15, 1998 between the Registrant and
           Anthony J. Allott.

10.16(h)   Employment Agreement dated as of September 19, 1998 between the Registrant and
           Gerald M. Haines II.

10.17(e)   Executive Deferred Compensation Plan dated as of September 1, 1994.

10.18(k)   Equipment Lease Agreement dated as of December 29, 1997 between Registrant and
           LaSalle National Leasing Corporation.

10.19(j)   Asset Purchase and Sale Agreement dated as of April 6, 1998 between the
           Registrant and ProNet Corporation.

24(h)      Powers of Attorney.

27*        Financial Data Schedule.

99(g)      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
           Securities Litigation Reform Act of 1995.

------------------------

*   Filed herewith

(a) Contained in Exhibits to the Registrant's Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.

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

(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.

(e) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.

(f) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.

(g) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.

(h) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1998.

(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.

(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

(k) Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(l) Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.

    The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B. REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                (REGISTRANT)

                                By:  /s/ ANTHONY J. ALLOTT
                                     -----------------------------------------
                                     Anthony J. Allott
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     February 12, 1999