Form 10-Q
period 1999-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1999-05-07
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                              --------------------

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

    The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of May 6, 1999 was 11,314,989.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         MARCH 31,   SEPTEMBER 30,
                                                                                            1999         1998
                                                                                         ----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $    6,572   $     2,279
  Accounts receivable, net of allowance for doubtful accounts of $1,271 at March 31,
    1999 and $1,056 at September 30, 1998..............................................      41,704        38,467
  Inventory............................................................................      36,180        39,192
  Prepaid expenses and deferred taxes..................................................       5,707         5,063
                                                                                         ----------  -------------
      Total current assets.............................................................      90,163        85,001
Property, plant and equipment, net.....................................................     278,196       278,905
Intangibles and deferred finance charges, net..........................................       3,202         3,636
Long-term note receivable and other assets.............................................       4,232         3,184
                                                                                         ----------  -------------
                                                                                         $  375,793   $   370,726
                                                                                         ----------  -------------
                                                                                         ----------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable.....................................................................  $   17,809   $    15,259
  Accrued interest.....................................................................       9,457         9,145
  Accrued expenses and other current liabilities.......................................      25,447        27,126
                                                                                         ----------  -------------
      Total current liabilities........................................................      52,713        51,530
Long-term debt.........................................................................     199,000       185,500
Deferred taxes and other credits.......................................................      27,127        33,259
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 150 are designated
  Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value:
  Authorized, 30,000 shares; issued, 11,498 and 11,357 shares
    at March 31, 1999 and September 30, 1998, respectively.............................         115           114
Additional paid-in capital.............................................................      96,940        95,867
Retained earnings......................................................................       4,340         9,938
Cumulative translation adjustments.....................................................      (2,448)       (2,396)
                                                                                         ----------  -------------
                                                                                             98,947       103,523
Treasury stock, at cost, and other, 244 and 327 shares at March 31, 1999 and September
  30, 1998, respectively...............................................................      (1,994)       (3,086)
                                                                                         ----------  -------------
      Total stockholders' equity.......................................................      96,953       100,437
                                                                                         ----------  -------------
                                                                                         $  375,793   $   370,726
                                                                                         ----------  -------------
                                                                                         ----------  -------------

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                1999       1998
                                                                                              ---------  ---------
SALES.......................................................................................  $  58,979  $  62,439
COST OF SALES...............................................................................     47,327     51,025
                                                                                              ---------  ---------
GROSS PROFIT................................................................................     11,652     11,414

OPERATING EXPENSES:
  Selling, general and administrative.......................................................      6,383      6,054
  Research and development..................................................................      1,839      1,801
  Start-up costs............................................................................         --      1,402
                                                                                              ---------  ---------
    Total operating expenses................................................................      8,222      9,257
                                                                                              ---------  ---------
OPERATING PROFIT............................................................................      3,430      2,157

NON-OPERATING EXPENSES:
  Interest expense, net.....................................................................      4,869      3,161
                                                                                              ---------  ---------
    Total non-operating expenses............................................................      4,869      3,161
                                                                                              ---------  ---------
Loss before income taxes....................................................................     (1,439)    (1,004)
                                                                                              ---------  ---------
Income tax benefit..........................................................................       (576)      (402)
                                                                                              ---------  ---------
NET LOSS....................................................................................  $    (863) $    (602)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
BASIC AND DILUTED LOSS PER COMMON SHARE:....................................................  $    (.08) $    (.05)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic and Diluted.........................................................................     11,309     11,119

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               1999        1998
                                                                                            ----------  ----------
SALES.....................................................................................  $  114,424  $  118,855
COST OF SALES.............................................................................      94,831      95,594
                                                                                            ----------  ----------
GROSS PROFIT..............................................................................      19,593      23,261

OPERATING EXPENSES:
  Selling, general and administrative.....................................................      12,262      11,870
  Research and development................................................................       3,478       3,499
  Start-up costs..........................................................................          --       1,539
                                                                                            ----------  ----------
    Total operating expenses..............................................................      15,740      16,908
                                                                                            ----------  ----------
OPERATING PROFIT..........................................................................       3,853       6,353

NON-OPERATING EXPENSES:
  Interest expense, net...................................................................       9,721       7,193
  Acquisition costs.......................................................................       3,462          --
                                                                                            ----------  ----------
    Total non-operating expenses..........................................................      13,183       7,193
                                                                                            ----------  ----------
Loss before income taxes and change in accounting.........................................      (9,330)       (840)
Income tax benefit........................................................................      (3,732)       (336)
                                                                                            ----------  ----------
Loss before change in accounting..........................................................      (5,598)       (504)
Change in accounting, net of related tax benefits of $568.................................          --        (852)
                                                                                            ----------  ----------
NET LOSS..................................................................................  $   (5,598) $   (1,356)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
BASIC AND DILUTED LOSS PER COMMON SHARE:..................................................  $     (.50) $     (.12)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic and Diluted.......................................................................      11,209      10,900

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               1999        1998
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
  Net loss................................................................................  $   (5,598) $   (1,356)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts.......................................................         180         209
    Depreciation and amortization.........................................................      10,133       9,101
    Deferred taxes and other credits......................................................      (6,056)    (12,969)
    Changes in assets and liabilities which provided (used) cash:
      Prepaid expenses and other current assets...........................................      (1,775)      1,410
      Accounts payable and accrued expenses...............................................       1,388       6,033
      Accounts receivable and inventory...................................................        (405)     (6,013)
                                                                                            ----------  ----------
        Net cash used in operating activities.............................................      (2,133)     (3,585)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............................................      (8,907)    (26,781)
  Proceeds from sale/leaseback transaction................................................          --      44,625
                                                                                            ----------  ----------
        Net cash provided by (used in) investing activities...............................      (8,907)     17,844

FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit agreement, net.............................      13,500     (13,625)
  Proceeds from issuance of stock, net....................................................       1,885       2,735
                                                                                            ----------  ----------
        Net cash provided by (used in) financing activities...............................      15,385     (10,890)
  Effect of exchange rate changes on cash.................................................         (52)       (690)
                                                                                            ----------  ----------
  Increase in cash and cash equivalents, net..............................................       4,293       2,679
  Cash and cash equivalents, beginning....................................................       2,279       3,054
                                                                                            ----------  ----------
  Cash and cash equivalents, ending.......................................................  $    6,572  $    5,733
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, including capitalized interest of $1,371 and $4,020, respectively...........  $   10,387  $   11,288
    Income taxes                                                                            $       --  $    3,000

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

    The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

    Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1998, filed on Form 10-K with the Securities and Exchange Commission.

2. INVENTORY

    Inventory is valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on March 31, 1999 and September 30, 1998:

                                                           MARCH     SEPTEMBER
                                                           1999        1998
                                                         ---------  -----------
Raw materials..........................................  $   7,932   $   8,410
Finished goods.........................................     28,248      30,782
                                                         ---------  -----------
Total..................................................  $  36,180   $  39,192
                                                         ---------  -----------
                                                         ---------  -----------

3. CHANGE IN ACCOUNTING

    During the third quarter of 1998, the Company elected early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Effective with the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, the Company capitalized these costs and amortized them over a five year period. Amounts included in these financial statements for the quarter and six months ended March 31, 1998 have been revised to reflect this adoption by recording charges of $1,402 and $1,539, respectively, representing costs capitalized during the quarter which were expensed upon adoption, and $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods. Previously reported net income for the quarter ended March 31, 1998 was $239 and earnings per share, both basic and diluted, was $0.02.

4. EARNINGS PER SHARE

    53,600 and 112,300 potential shares from options for the three months ended March 31, 1999 and for the six months ended March 31, 1999, respectively, were excluded from the shares used to calculate diluted earnings per share as the effect of including these shares in the calculation would be to decrease the loss per share.

5. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

    The Company has entered into foreign exchange contracts, the last of which expires in May 1999, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At March 31, 1999, the Company had outstanding foreign exchange contracts with notional values of $2,198. These contracts had no carrying value and a net unrealized loss of $482. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31,
  1999 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1998

INTRODUCTION

    AET is the largest producer of oriented polypropylene ("OPP") films in North America. Consumer product companies worldwide use the Company's OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to air, light and moisture to preserve freshness. AET's film products are generally sold to "converters," which are companies that specialize in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

    Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food and soft drink markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods.

    For the purposes of this discussion and analysis, the periods ended March 31, 1999 and 1998 are referred to as the second quarters of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statement:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                            MARCH 31,             MARCH 31,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Sales................................      100.0%     100.0%     100.0%     100.0%
Cost of sales........................       80.2       81.7       82.9       80.4
Gross profit.........................       19.8       18.3       17.1       19.6
Selling, general and
  administrative.....................       10.8        9.7       10.7       10.0
Research and development.............        3.1        2.9        3.0        2.9
Operating profit.....................        5.8        3.5        3.4        5.3
Interest expense.....................        8.3        5.1        8.5        6.1
Net loss.............................        1.5        1.0        4.9        1.1

    Sales for the second quarter of 1999 were $58,979 versus $62,439 for the comparable period of fiscal 1998. The $3,460, or 5.5 percent, decrease is due to divestitures of certain non-core businesses during fiscal 1998 and lower average selling prices of OPP films. Sales volume increased 17.3 percent over the second quarter of 1998 and sales revenues increased 3.6 percent, exclusive of the divested businesses. These volume increases were partially offset by significantly lower selling prices resulting from continued industry overcapacity. For the six months ended March 31, 1999, sales were $114,424 versus $118,855 for the comparable period of fiscal 1998. Exclusive of the aforementioned divestitures, sales increased $6,431 or 6 percent due to strong volume increases, offset in part by lower average selling prices for OPP films. Sales and operating profit derived from sales outside the United States were
19.7 percent of sales and 31.7 percent of operating profit, respectively, for the quarter ended March 31, 1999 compared to 15.6 percent of sales and 30.8 percent of operating profit for the quarter ended March 31, 1998. For the six months ended March 31, 1999, sales and operating profit derived from sales outside the United States were 19.5 percent of sales and 29 percent of operating profit, respectively, compared to 17 percent of sales and 25.4 percent of operating profit for the six months ended March 31, 1998.

    Gross profit for the second quarter of 1999 was $11,652, or 19.8 percent of total sales, versus $10,416, or 18.3 percent of sales, exclusive of the divested businesses, for the same quarter of fiscal 1998. This increase is primarily the result of improved manufacturing efficiencies achieved in the quarter. Exclusive of the $2,905 of plant shutdown costs incurred in the first fiscal quarter of 1999, gross profit for the six months ended March 31, 1999 was $22,498, or 19.7 percent of total sales versus $21,016 or 19.6 percent of total sales for the six months ended March 31, 1998 exclusive of the divested businesses. This slight increase is primarily due to increases in sales volume and lower manufacturing costs, offset by lower average selling prices.

    Total operating expenses were $8,222 and $15,740 for the three months and six months ended March 31, 1999, respectively, compared to $9,257 and $16,908 for the three and six months ended March 31, 1998. Exclusive of divestitures and write off of startup costs in 1998, operating expenses were 13.8 percent and
13.4 percent of sales for the six months ended March 31, 1999 and March 31, 1998, respectively, reflecting the company's investment in expanded sales reach and new product development.

    Net interest expense was $4,869 and $9,721 for the second quarter and the six months ended March 31, 1999, respectively, compared to $3,161 and $7,193 for the same periods of 1998. Net interest expense was higher in fiscal 1999 primarily as a result of capitalized interest in 1998 associated with a capacity expansion project which was completed in March 1998. Exclusive of capitalized interest, interest expense for the six months ended March 31, 1999 and March 31, 1998 was $11,092 and $11,213, respectively.

    Net loss for the three and six months ended March 31, 1999 was $863 and $5,598, respectively, compared to net loss of $602 and $1,356 for the three and six months ended March 31, 1998, respectively. The net loss increased for the six months ended March 31, 1999 compared to the six months ended March 31, 1998 primarily as a result of the write off of $2,905 of plant shut down costs and $3,462 of costs related to terminated acquisition discussions in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    In conjunction with the Company's 1994 acquisition of the OPP films business, AET entered into a Credit Agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, AET amended and restated this Credit Agreement and combined the revolving credit facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Agreement was further amended in March 1999. The Credit Facility is secured by all the assets of AET. It includes covenants which, among other things, limit borrowings based on certain asset levels, requires AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establishes maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of this type. At March 31, 1999 the Company had $42,500 in borrowings and $6,910 in letters of credit outstanding under the Credit Facility. The Company also has $150,000 of Senior Notes, which bear interest at 11.5 percent payable semi-annually, which mature in full in 2002 and $6,500 of Industrial Revenue Bonds outstanding, which are due November 4, 2004.

    Operating activities for the six months ended March 31, 1999 used $2,133 of cash, which was the result of a net loss of $1,341 before depreciation and amortization and other non-cash expenditures offset slightly by an increase in working capital of $792. The net working capital increase was primarily the result of increases in prepaid expenses and other assets and inventory and accounts receivable of $1,775 and $405, respectively, and an increase in accounts payable and accrued expenses of $1,388. During the quarter payments related to restructuring of the Company's Covington, Virginia manufacturing facility were $1,772, resulting in a restructuring reserve balance of $14,342 at March 31, 1999.

    In April of 1999, the Company acquired certain assets of AEP Industries Inc.'s OPP film business. The net purchase price of approximately $13,500 in cash was funded with a portion of the proceeds of a sale/ leaseback transaction involving other assets of the Company which yielded net proceeds to the Company of approximately $29,000 and was also completed in April. The proceeds from the sale/leaseback transaction in excess of the purchase price for the AEP assets were used to pay down indebtedness outstanding under the Company's Credit Facility.

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

    At March 31, 1999, AET had completed the inventory and assessment phases of the project. Those systems with identified Year 2000 compliance or capability issues are currently being repaired or replaced, as required. The largest part of this effort is the continuing implementation of a new enterprise-wide information system which commenced in 1996. The financial, sales, order entry, electronic data interchange, and administrative portions of the implementation are complete. The inventory, shop floor and related manufacturing portions of the system have been implemented at two production sites, with the remaining two plants expected to be completed by the end of the fiscal year.

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

    The Company's contingency planning process for Year 2000 problems is ongoing. Contingency plans could include having arrangements for alternate suppliers when available, re-running certain processes if errors occur, using manual intervention to ensure the continuation of operations where possible, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the company's results of operations, financial position or cash flow. AET believes that with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be substantially reduced.

    The total cost associated with Year 2000 compliance activities is estimated to be $10,000, of which $8,000 will be spent on the new enterprise-wide system which offers many other enhancements in comparison to our current systems. Approximately $7,000 has been spent to date, and cash flow from operations is expected to fund the balance of the project. No critical information technology projects have been deferred due to our Year 2000 compliance efforts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

    See Note 5, "Commitments and Foreign Exchange Contracts". With respect to these foreign exchange contracts, an adverse change in the underlying exchange rates would not have a significant effect on the Company's reported results as any gain or loss on the contract would be offset by changes in the value of the firm purchase commitment.

SHORT-TERM AND LONG-TERM DEBT

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At March 31, 1999, the Company had no short-term debt outstanding and had long-term debt outstanding of $199,000, of which $42,500 was outstanding on its revolving credit facility, which has a variable interest rate, based on either LIBOR or prime rates. A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $93.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on March 1, 1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 9,725,306 shares of common stock were represented at the meeting by proxy.

    At the Annual Meeting, Messrs. Amin J. Khoury, Thomas E. Williams, and Mark
M. Harmeling were elected as Class I directors of the Company for a term of three years expiring at the Company's 2002 Annual Meeting. In the case of Mr. Khoury, 8,863,983 shares were voted in favor of his election and 861,323 votes were withheld; in the case of Mr. Williams, 8,864,087 shares were voted in favor of his election and 861,219 votes were withheld; and in the case of Mr. Harmeling, 8,853,990 shares were voted in favor of his election and 871,316 votes were withheld. The following directors' terms continued after the Annual
Meeting: Nader Golestaneh, Paul W. Marshall, Richard G. Hamermesh, and Joseph J. O'Donnell.

    The number of authorized shares of the Corporation's Common Stock, $.01 par value per share, was increased from 15,000,000 to 30,000,000 shares. The voting on this matter was as follows: 8,786,680 in favor; 838,157 opposed; 98,237 abstained; and 2,196 did not vote.

    In addition, the number of option shares available for grant under the Company's 1994 Stock Option Plan (the "Option Plan") was increased by 500,000 shares. The voting for the amendment to the Option Plan was as follows:
6,509,871 in favor; 2,897,564 opposed; 286,567 abstained; and 31,304 did not vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

3.1.1(a)     Amended and Restated Certificate of Incorporation.
3.1.2(i)     Amendment dated February 26, 1992 to Amended and Restated Certificate of
             Incorporation.
3.1.3*       Amendment dated March 26, 1999 to Amended and Restated Certificate of
             Incorporation
3.2(i)       Amended and Restated By-Laws.
4.1(d)       Indenture dated as of April 7,1994 between the Registrant and United States
             Trust Company of New York, Trustee.
4.2(d)       Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.1).
4.3(a)       Specimen Common Stock Certificate.
4.4(m)       Rights Agreement dated as of March 2, 1998 between the Company and BankBoston,
             N.A., as Rights Agent.
10.1(i)      Amended and Restated Credit Agreement dated as of January 29, 1998 by and between the Registrant and The Chase Manhattan Bank as Administrative Agent and
             LaSalle Business Credit, Inc. as Co-Agent.
10.1.1(h)    Waiver and Amendment No. 1 dated as of December 16, 1998 to Amended and
             Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.2(k)    Waiver and Amendment No. 2 dated as of December 31, 1998 to Amended and
             Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.3*      Amended and Restated Credit Agreement dated as of March 15, 1999.
10.1.4*      Amendment No. 1 dated as of April 23, 1999 to the Credit Agreement dated as of
             April 7, 1994 as amended and restated as of January 29, 1998 and March 15,
             1999.
10.2(b)      1986 Stock Option Plan, as amended.
10.3(c)      1991 Stock Option Plan, as amended.
10.4(b)      1991 Stock Option Plan for Directors, as amended.
10.5(d)      1994 Stock Option Plan, as amended.
10.6(f)      Employment Agreement dated as of June 1, 1996 between the Registrant and Mark
             S. Abrahams.
10.7*        Employment Agreement dated as of April 1, 1999 between the Registrant and David
             N. Terhune.
10.8(g)      Agreement dated as of August 22, 1997 between the Registrant and Anthony J.
             Allott.
10.9(j)      Letter Agreement dated May 18, 1998 between the Registrant and Anthony J.
             Allott.
10.10*       Employment Agreement dated as of April 1, 1999 between the Registrant and Amin
             J. Khoury.
10.11*       Employment Agreement dated as of April 1, 1999 between the Registrant and
             Thomas E. Williams.
10.12(h)     Employment Agreement dated as of August 15, 1998 between the Registrant and
             Anthony J. Allott.

10.13(h)     Employment Agreement dated as of September 19, 1998 between the Registrant and
             Gerald M. Haines II.
10.14(e)     Executive Deferred Compensation Plan dated as of September 1, 1994.
10.15.1(l)   Equipment Lease Agreement dated as of December 29, 1997 between Registrant and
             LaSalle National Leasing Corporation.
10.15.2*     Letter Agreement dated April 28, 1999 Amending Equipment Lease Agreement dated as of December 29, 1997 between Registrant and LaSalle National Leasing
             Corporation.
10.16(j)     Asset Purchase and Sale Agreement dated as of April 6, 1998 between the
             Registrant and ProNet Corporation.
24(h)        Powers of Attorney.
27*          Financial Data Schedule.
99(g)        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
             Private Securities Litigation Reform Act of 1995.

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

(g) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.

(h) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1998.

(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.

(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998.

(l) Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(m) Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.

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

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                (REGISTRANT)

                                By:  /s/ ANTHONY J. ALLOTT
                                     -----------------------------------------
                                     Anthony J. Allott
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     May 7, 1999