Form 10-Q
period 1999-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1999-08-06
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999

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

    The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 3, 1999 was 11,388,597.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JUNE 30,   SEPTEMBER 30,
                                                                                            1999         1998
                                                                                         ----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $    5,970   $     2,279
  Accounts receivable, net of allowance for doubtful accounts of $1,674 at June 30,
    1999 and $1,056 at September 30, 1998..............................................      34,742        38,467
  Inventory............................................................................      34,937        39,192
  Prepaid expenses and deferred taxes..................................................       5,466         5,063
                                                                                         ----------  -------------
      Total current assets.............................................................      81,115        85,001
Property, plant and equipment, net.....................................................     276,161       278,905
Intangibles and deferred finance charges, net..........................................       3,327         3,636
Other long-term assets.................................................................       6,829         3,184
                                                                                         ----------  -------------
                                                                                         $  367,432   $   370,726
                                                                                         ----------  -------------
                                                                                         ----------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current liabilities:
  Accounts payable.....................................................................  $   12,820   $    15,259
  Accrued interest.....................................................................       5,095         9,145
  Accrued expenses and other current liabilities.......................................      27,824        27,126
                                                                                         ----------  -------------
      Total current liabilities........................................................      45,739        51,530
Long-term debt.........................................................................     186,500       185,500
Deferred taxes and other credits.......................................................      37,171        33,259
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated
  Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value:
  Authorized, 30,000 shares; issued, 11,542 and 11,357 shares
    at June 30, 1999 and September 30, 1998, respectively..............................         115           114
Additional paid-in capital.............................................................      97,232        95,867
Retained earnings......................................................................       4,533         9,938
Cumulative translation adjustments.....................................................      (1,684)       (2,396)
                                                                                         ----------  -------------
                                                                                            100,196       103,523
Treasury stock, at cost, and other, 246 and 327 shares at June 30, 1999 and September
  30, 1998, respectively...............................................................      (2,174)       (3,086)
                                                                                         ----------  -------------
      Total stockholders' equity.......................................................      98,022       100,437
                                                                                         ----------  -------------
                                                                                         $  367,432   $   370,726
                                                                                         ----------  -------------
                                                                                         ----------  -------------

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                1999       1998
                                                                                              ---------  ---------
SALES.......................................................................................  $  62,269  $  66,525
COST OF SALES...............................................................................     48,512     52,582
                                                                                              ---------  ---------
GROSS PROFIT................................................................................     13,757     13,943

OPERATING EXPENSES:
  Selling, general and administrative.......................................................      6,903      6,061
  Research and development..................................................................      1,933      2,084
                                                                                              ---------  ---------
    Total operating expenses................................................................      8,836      8,145
                                                                                              ---------  ---------
OPERATING PROFIT............................................................................      4,921      5,798

NON-OPERATING EXPENSES:
  Interest expense, net.....................................................................      4,597      4,240
                                                                                              ---------  ---------
    Total non-operating expenses............................................................      4,597      4,240
                                                                                              ---------  ---------
Income before income taxes..................................................................        324      1,558
Income tax expense..........................................................................        130        623
                                                                                              ---------  ---------
NET INCOME..................................................................................  $     194  $     935
                                                                                              ---------  ---------
                                                                                              ---------  ---------
BASIC AND DILUTED INCOME PER COMMON SHARE...................................................  $     .02  $     .08
                                                                                              ---------  ---------
                                                                                              ---------  ---------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic and diluted.........................................................................     11,439     11,107

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               1999        1998
                                                                                            ----------  ----------
SALES.....................................................................................  $  176,693  $  185,380
COST OF SALES.............................................................................     143,343     148,176
                                                                                            ----------  ----------
GROSS PROFIT..............................................................................      33,350      37,204

OPERATING EXPENSES:
  Selling, general and administrative.....................................................      19,165      17,931
  Research and development................................................................       5,411       5,583
  Start-up costs..........................................................................          --       1,539
                                                                                            ----------  ----------
    Total operating expenses..............................................................      24,576      25,053
                                                                                            ----------  ----------
OPERATING PROFIT..........................................................................       8,774      12,151

NON-OPERATING EXPENSES:
  Interest expense, net...................................................................      14,320      11,433
  Acquisition costs.......................................................................       3,462          --
                                                                                            ----------  ----------
    Total non-operating expenses..........................................................      17,782      11,433
                                                                                            ----------  ----------
Income (loss) before income taxes and change in accounting................................      (9,008)        718
Income tax expense (benefit)..............................................................      (3,603)        287
                                                                                            ----------  ----------
Income (loss) before change in accounting.................................................      (5,405)        431
Change in accounting, net of related tax benefits of $568.................................          --        (852)
                                                                                            ----------  ----------
NET LOSS..................................................................................  $   (5,405) $     (421)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Before change in accounting.............................................................  $     (.48) $      .04
  Change in accounting....................................................................          --        (.08)
                                                                                            ----------  ----------
  Net loss................................................................................  $     (.48)       (.04)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
  Basic and diluted.......................................................................      11,287      10,968

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               1999        1998
                                                                                            ----------  ----------
OPERATING ACTIVITIES:
  Net loss................................................................................  $   (5,405) $     (421)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Provision for doubtful accounts.......................................................         767         257
    Depreciation and amortization.........................................................      14,827      13,450
    Deferred taxes and other credits......................................................     (11,315)    (14,248)
    Change in accounting..................................................................          --         852
    Changes in assets and liabilities which provided (used) cash:
      Prepaid expenses and other current assets...........................................      (1,080)        234
      Accounts payable and accrued expenses...............................................      (5,791)      9,577
      Accounts receivable and inventory...................................................       7,637     (24,858)
                                                                                            ----------  ----------
        Net cash used in operating activities.............................................        (360)    (15,157)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............................................     (16,460)    (39,687)
  Acquisition of AEP assets...............................................................     (13,316)         --
  Proceeds from sale/leaseback transaction................................................      29,940      44,625
  Proceeds from sale of assets............................................................          --      26,500
                                                                                            ----------  ----------
        Net cash provided by investing activities.........................................         164      31,438

FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit agreement, net.............................       1,000     (19,000)
  Proceeds from issuance of stock, net....................................................       2,175       2,735
                                                                                            ----------  ----------
        Net cash provided by (used in) financing activities...............................       3,175     (16,265)
  Effect of exchange rate changes on cash.................................................         712      (1,541)
                                                                                            ----------  ----------
  Increase (decrease) in cash and cash equivalents, net...................................       3,691      (1,525)
  Cash and cash equivalents, beginning....................................................       2,279       3,054
                                                                                            ----------  ----------
  Cash and cash equivalents, ending.......................................................  $    5,970  $    1,529
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, including capitalized interest of $2,182 and $5,175, respectively...........  $   16,904  $   15,352
    Income taxes..........................................................................  $       --  $    3,000

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION

    The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

    Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report for the year ended September 30, 1998, filed on Form 10-K with the Securities and Exchange Commission.

2. INVENTORY

    Inventory is valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on June 30, 1999 and September 30, 1998:

                                                           JUNE      SEPTEMBER
                                                           1999        1998
                                                         ---------  -----------
Raw materials..........................................  $   7,261   $   8,410
Finished goods.........................................     27,676      30,782
                                                         ---------  -----------
Total..................................................  $  34,937   $  39,192
                                                         ---------  -----------
                                                         ---------  -----------

3. CHANGE IN ACCOUNTING

    During the third fiscal quarter of 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Effective with the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, the Company capitalized these costs and amortized them over a five year period.

4. COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

    The Company has entered into foreign exchange contracts, the last of which expires in August 1999, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At June 30, 1999, the Company had outstanding foreign exchange contracts with notional values of $2,282. These contracts had no carrying value and a net unrealized loss of $646. The Company does not enter into foreign exchange contracts for trading purposes.

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

    In the fourth quarter of 1998 the Company announced a restructuring of its Covington, Virginia manufacturing operation, including the shutdown of two older, less efficient production lines and the elimination of approximately 200 full-time manufacturing and plant administrative positions, 160 of which were hourly and the remainder of which were salaried. The Company recorded a $18,580 charge in the fourth quarter of 1998 for this restructuring, comprised of approximately $12,090 for ongoing operating leases related to idled equipment, $4,100 of employment in severance and outplacement related costs and $2,390 in other charges primarily related to idling the equipment. Implementation of this plan is nearing completion, with a total of 181 positions eliminated and the shutdown of the production lines. During the third quarter, payments related to the restructuring were $1,600, primarily comprised of employment related costs. Since September 1998, the Company has paid out $675 on leases related to idled equipment, $2,810 in severance and outplacement costs and $2,402 in other restructuring costs, resulting in an accrued restructuring balance of $12,693 at June 30, 1999. Of this balance, $11,415 represents lease costs, the majority of which is classified as a long term liability.

    In the fourth quarter of fiscal 1998, the Company wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. Of this amount, $1,526 relates to specialized equipment which is no longer used in the production process and $1,400 represents an adjustment to the carrying value of the Covington facility to estimated fair value, resulting from an impairment caused by the shutdown of the affected production lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30,
  1999 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1998

INTRODUCTION

    AET is the largest producer of oriented polypropylene ("OPP") films in North America. Consumer product companies worldwide use the Company's OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to moisture, air, and light to preserve product freshness. AET's film products are generally sold to "converters," which are companies that specialize in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

    Certain end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food and soft drink markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods.

    For the purposes of this discussion and analysis, the periods ended June 30, 1999 and 1998 are referred to as the third quarters of 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain items in its income statement:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Sales................................      100.0%     100.0%     100.0%     100.0%
Cost of sales........................       77.9       79.0       81.1       79.9
Gross profit.........................       22.1       21.0       18.9       20.1
Selling, general and
  administrative.....................       11.1        9.1       10.8        9.7
Research and development.............        3.1        3.1        3.1        3.0
Operating profit.....................        7.9        8.7        5.0        6.6
Interest expense.....................        7.4        6.4        8.1        6.2
Net income (loss)....................         .3        1.4       (3.1)       (.2)

    The third quarter of 1999 represented the Company's third consecutive quarter of improved operating results and its first profitable quarter in a year. Sales, volume and profitability all increased compared with the third quarter of 1998, adjusted for the divestiture of non-core businesses in 1998. Sales for the third quarter of 1999 were $62,269, a 1.8 percent increase over sales in the third quarter of 1998, adjusted for divestitures, and a 5.6 percent increase compared with the second quarter of 1999. This sales increase was the result of record OPP film unit volume sales representing a 12.1 percent increase over the third quarter of 1998, partially offset by significantly lower average selling prices in fiscal 1999 resulting from industry overcapacity. Demand growth for OPP films continued steadily in the third quarter and average selling prices began to stabilize as OPP industry utilization began to tighten. For the nine months ended June 30, 1999, sales were $176,693 versus $185,380 for the comparable period of fiscal 1998. Adjusted for the aforementioned divestitures, sales increased $7,530 or 4.5 percent due to strong volume increases, offset in part by lower average selling prices for OPP films. Sales and operating profit derived from sales outside the United States were 20.8 percent of sales and 28.9 percent of operating profit, respectively, for the nine months ended June 30, 1999 compared with 17.2 percent of sales and 23.9 percent of operating profit for the nine months ended June 30, 1998.

    Gross profit improved for both the quarter and nine months ended June 30, 1999 compared with the same periods in 1998, adjusted for divestitures, as a result of OPP film unit volume sales increases and expanded margin levels. Gross profit for the third quarter of 1999 was $13,757, or 22.1 percent of total sales, versus $12,937, or 21.1 percent of sales, exclusive of the divested businesses, for the same quarter of fiscal 1998. The increase in gross margin is primarily the result of improved manufacturing efficiencies realized through the Company's investment in highly-efficient assets and restructuring programs, including the reorganization of the Company's Covington facility, which is nearing completion. Exclusive of the $2,905 of plant shutdown costs incurred in the first fiscal quarter of 1999 and divested businesses, gross profit for the nine months ended June 30, 1999 was $36,255, or 20.5 percent of total sales versus $34,068 or 20.1 percent of total sales for the nine months ended June 30, 1998. Despite significantly lower selling prices in fiscal 1999, production and sales volume increases and lower manufacturing costs have driven this improvement in margins.

    Total operating expenses were $8,836 and $24,576 for the three months and nine months ended June 30, 1999, respectively, compared with $8,145 and $25,053 for the three and nine months ended June 30, 1998. Exclusive of divestitures in 1998, operating expenses were 13.9 percent and 13.1 percent of sales for the nine months ended June 30, 1999 and June 30, 1998, respectively, reflecting the company's investment in new product development and an expanded sales reach.

    Net interest expense was $4,597 and $14,320 for the third quarter and the nine months ended June 30, 1999, respectively, compared to $4,240 and $11,433 for the same periods of 1998. Net interest expense was higher in fiscal 1999 primarily as a result of capitalized interest in 1998 associated with a capacity expansion project which was completed in March 1998.

    In the first quarter of 1999, the Company recorded a charge of $3,462, representing costs incurred in connection with acquisition due diligence and negotiations which were terminated during the quarter. Income tax as a percentage of before-tax income remained constant for the quarter and nine months ended June 30, 1999 compared with the quarter and nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    In January 1998, AET amended and restated its principal bank lending agreement to combine the revolving credit facility and revolving term facility into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Agreement was further amended in March 1999. The Credit Facility is secured by all the assets of AET. It includes covenants which, among other things, limit borrowings based on certain asset levels, requires AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, and establishes maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of that type. At June 30, 1999 the Company had $30,000 in borrowings and $12,898 in letters of credit outstanding under the Credit Facility. The Company also had $150,000 of Senior Notes which bear interest at

11.5 percent payable semi-annually and mature in full in 2002 and $6,500 of Industrial Revenue Bonds outstanding, which are due November 4, 2004.

    Operating activities for the nine months ended June 30, 1999 used $360 of cash, which was the result of a net loss of $1,126 before depreciation and amortization and other non-cash expenditures offset by an increase in working capital of $766. The net working capital increase was primarily the result of decreases in inventory and accounts receivable of $7,637, offset by increases in prepaid expenses and other current assets of $1,080 and decreases in accounts payable and accrued expenses of $5,791.

    In the fourth quarter of 1998 the Company announced a restructuring of its Covington, Virginia manufacturing operation, including the shutdown of two older, less efficient production lines and the elimination of approximately 200 full-time manufacturing and plant administrative positions, 160 of which were hourly and the remainder were salaried. The Company recorded a $18,580 charge in the fourth quarter of 1998 for this restructuring, comprised of approximately $12,090 for ongoing operating leases related to idled equipment, $4,100 of employment in severance and outplacement related costs and $2,390 in other charges primarily related to idling the equipment. Implementation of this plan is nearing completion, with a total of 181 positions eliminated and the shutdown of the production lines. During the third quarter payments related to the restructuring were $1,600, primarily comprised of employment related costs. Since September 1998, the Company has paid out $675 on leases related to idled equipment, $2,810 in severance and outplacement costs and $2,402 in other restructuring costs, resulting in an accrued restructuring balance of $12,693 at June 30, 1999. Of this balance, $11,415 represents lease costs, the majority of which is classified as a long term liability.

    In April of 1999, the Company acquired certain assets of AEP Industries Inc.'s OPP film business. The net purchase price of $13,316 in cash was funded with a portion of the proceeds of a sale/leaseback transaction involving other assets of the Company which yielded net proceeds of $29,940 and was also completed in April. The proceeds from the sale/leaseback transaction in excess of the purchase price for the AEP assets were used to pay down indebtedness outstanding under the Company's Credit Facility.

YEAR 2000

    AET's Company-wide Year 2000 project, which is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, is proceeding on schedule. AET is addressing potential Year 2000 issues with respect to non-traditional information technology, including manufacturing, site support and shop floor systems, as well as traditional information technology, such as computer hardware and software. The project is comprised of five major phases: (1) taking inventory of systems potentially impacted by Year 2000 issues; (2) assessing Year 2000 compliance or capability of systems determined to be material to the Company; (3) repairing or replacing material systems that are determined not to be Year 2000 compliant or capable; (4) testing the critical repaired or replaced systems; and (5) designing and implementing contingency and business continuation plans.

    At June 30, 1999, phases one and two have been completed. AET is now focusing on phases three, four and five, contingency planning, remediation and testing of both traditional and non-traditional information technology. The remediation, or repair and replacement, of mission critical systems should be completed by September 30, 1999. Testing of non-traditional information technology systems should be completed by September 30, 1999; however, testing of traditional information technology will carry on into the fourth quarter. AET is having ongoing discussions regarding Year 2000 issues with certain key vendors and customers to determine whether critical third parties will be prepared for the Year 2000. To date, responses have indicated that AET's key vendors and customers will be prepared; however, there is no guarantee that a key customer or supplier will not experience a Year 2000 related problem resulting in a material negative effect on AET's operations. AET will continue to monitor key partners throughout the balance of the calendar year.

    The failure of the Company or one of its key customers or suppliers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations.

Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. A worst case scenario would be the inability of the local electric utilities to supply power to AET's manufacturing plants, particularly at our largest plant in Terre Haute, Indiana. Under this scenario, a loss of electricity would result in a shutdown of our manufacturing equipment. Due to the amount of electricity needed to operate the equipment, it is not feasible to utilize most alternative sources of electricity. Therefore AET would be unable to manufacture products for customers, and thus AET's operations could be materially impacted. While our customers are reliant on a steady supply of our OPP films, in general the Company doesn't have guaranteed supply agreements with its customers.

    The Company's contingency planning process for Year 2000 problems is ongoing. Contingency plans include arrangements for alternate suppliers when available, re-running certain processes if errors occur, using manual intervention to ensure the continuation of operations where possible, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take corrective actions, it is uncertain whether this would result in significant delays in business operations or have a material adverse effect on the Company's results of operations, financial position or cash flow. AET believes that the completion of the year 2000 project as scheduled should substantially reduce the possibility of significant interruptions of normal operations.

    The total cost associated with Year 2000 compliance activities is estimated to be $11,000, of which $9,000 relates to the new enterprise-wide system which offers many other enhancements in comparison to our current systems. Approximately $8,500 has been spent to date, and cash flow from operations is expected to fund the balance of the project. No critical information technology projects have been deferred due to our Year 2000 compliance efforts.

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

SHORT-TERM AND LONG-TERM DEBT

    The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 1999, the Company had no short-term debt outstanding and had long-term debt outstanding of $186,500, of which $30,000 was outstanding on its revolving credit facility, which has a variable interest rate, based on either LIBOR or prime rates. A 10% adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $89.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

3.1.1(a)     Amended and Restated Certificate of Incorporation.
3.1.2(i)     Amendment dated February 26, 1992 to Amended and Restated Certificate of
             Incorporation.
3.1.3(l)     Amendment dated March 26, 1999 to Amended and Restated Certificate of
             Incorporation
3.2(i)       Amended and Restated By-Laws.
4.1(d)       Indenture dated as of April 7,1994 between the Registrant and United States
             Trust Company of New York, Trustee.
4.2(d)       Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.1).
4.3(a)       Specimen Common Stock Certificate.
4.4(n)       Rights Agreement dated as of March 2, 1998 between the Company and BankBoston,
             N.A., as Rights Agent.
10.1(i)      Amended and Restated Credit Agreement dated as of January 29, 1998 by and between the Registrant and The Chase Manhattan Bank as Administrative Agent and
             LaSalle Business Credit, Inc. as Co-Agent.
10.1.1(h)    Waiver and Amendment No. 1 dated as of December 16, 1998 to Amended and
             Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.2(k)    Waiver and Amendment No. 2 dated as of December 31, 1998 to Amended and
             Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.3(l)    Amended and Restated Credit Agreement dated as of March 15, 1999.
10.1.4(l)    Amendment No. 1 dated as of April 23, 1999 to the Credit Agreement dated as of
             April 7, 1994 as amended and restated as of January 29, 1998 and March 15,
             1999.
10.2(b)      1986 Stock Option Plan, as amended.
10.3(c)      1991 Stock Option Plan, as amended.
10.4(b)      1991 Stock Option Plan for Directors, as amended.
10.5(d)      1994 Stock Option Plan, as amended.
10.6*        Employment Agreement dated as of April 1, 1999 between the Registrant and Mark
             S. Abrahams.

10.7(l)      Employment Agreement dated as of April 1, 1999 between the Registrant and David
             N. Terhune.
10.8(l)      Employment Agreement dated as of April 1, 1999 between the Registrant and Amin
             J. Khoury.
10.9(l)      Employment Agreement dated as of April 1, 1999 between the Registrant and
             Thomas E. Williams.
10.10(j)     Letter Agreement dated May 18, 1998 between the Registrant and Anthony J.
             Allott.
10.11(h)     Employment Agreement dated as of August 15, 1998 between the Registrant and
             Anthony J. Allott.
10.12*       Employment Agreement dated as of April 1, 1999 between the Registrant and
             Anthony J. Allott.
10.13(h)     Employment Agreement dated as of September 19, 1998 between the Registrant and
             Gerald M. Haines II.
10.14*       Employment Agreement dated as of April 1, 1999 between the Registrant and
             Gerald M. Haines II.
10.15(e)     Executive Deferred Compensation Plan dated as of September 1, 1994.
10.16.1(m)   Equipment Lease Agreement dated as of December 29, 1997 between the Registrant and LaSalle National Leasing Corporation.
10.16.2(l)   Letter Agreement dated April 28, 1999 Amending Equipment Lease Agreement dated as of December 29, 1997 between Registrant and LaSalle National Leasing
             Corporation.
10.17(j)     Asset Purchase and Sale Agreement dated as of April 6, 1998 between the
             Registrant and ProNet Corporation.
24(h)        Powers of Attorney.
27*          Financial Data Schedule.
99(g)        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
             Private Securities Litigation Reform Act of 1995.

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

(h) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1998.

(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.

(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1998.

(l) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.

(m) Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(n) Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.

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

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                (REGISTRANT)

                                By:  /s/ ANTHONY J. ALLOTT
                                     -----------------------------------------
                                     Anthony J. Allott
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                     August 6, 1999