Form 10-K
period 1999-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 1999-12-17
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                          COMMISSION FILE NO. 0-19188

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

                         DELAWARE                                           51-0295865
               (State or other jurisdiction                    (I.R.S. Employer Identification No.)
             of incorporation or organization)

        3 CENTENNIAL DRIVE, PEABODY, MASSACHUSETTS                            01960
         (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:                      (978) 538-1500

Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
                    NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($.01 PAR VALUE)
                     JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                               (Title of Classes)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K / /.

    The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $63,370,103 on December 15, 1999, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

    The number of shares of the Registrant's Common Stock outstanding as of December 15, 1999 was 11,392,378 shares. The number of shares of the Registrant's Junior Preferred Stock Purchase Rights outstanding as of December 15, 1999 was 11,392,378 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Part III. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-K INDEX


                                                   PART I

Item 1.       Business .........................................................................   3

Item 2.       Properties .......................................................................   8

Item 3.       Legal Proceedings ................................................................   8

Item 4.       Submission of Matters to a Vote of Security Holders...............................   8

Item 4a.      Executive Officers ...............................................................   9



                                                   PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters ........  11

Item 6.       Selected Financial Data ..........................................................  12

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation .........................................................  13

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk........................  17

Item 8.       Financial Statements and Supplementary Data.......................................  18

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................................  18



                                                  PART III

Item 10.      Directors and Executive Officers of the Registrant................................  19

Item 11.      Executive Compensation ...........................................................  20

Item 12.      Security Ownership of Certain Beneficial Owners and Management....................  20

Item 13.      Certain Relationships and Related Transactions....................................  20



                                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8K....................  21

              Signatures .......................................................................  24

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Applied Extrusion Technologies, Inc. ("AET" or the "Company") is a leader in developing and manufacturing highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling, flexible packaging and overwrap applications worldwide. AET's operations are concentrated primarily in North America, where it is the largest producer of OPP films, with an approximate 23 percent share of OPP production volume. AET is also one of the largest producers of OPP films worldwide, with 230 million pounds of current annual production capacity, including over 90 million pounds of new high-speed capacity that has been added within the last three years. AET is the world leader in films used as labels on plastic soft drink containers and offers a broad product line for packaging of confectionery, snack food and other products.

End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. Labeling applications for AET's OPP films include labels for Pepsi-Cola-Registered Trademark- and Coca-Cola-Registered Trademark- plastic bottles, Nestle's-Registered Trademark-Sweet Success-TM-, General Foods' Tang-TM- and aerosol cans for products such as S.C. Johnson Pledge-TM- Wax and Glade-TM- Air Freshener. Packaging applications for AET's OPP films include packaging for Frito-Lay-Registered Trademark- snacks and M&M/Mars-Registered Trademark- and Hershey-Registered Trademark- candies. Overwrap applications for AET's OPP films include clear protective films for British American Tobacco Products, Lipton-Registered Trademark- tea bags and compact discs.

Over 90 percent of the Company's sales in fiscal 1999 were generated by the sale of its OPP films products. In addition to OPP films, AET also manufactures apertured films for various filtration and medical applications requiring controlled porosity, such as industrial filters for liquid and air, as well as sanitary napkins, incontinence pads and finger bandages. AET has historically focused on developing and selling value-added, higher-margin specialty films, where competition is largely based on superior product attributes and performance. AET seeks continually to develop new products and to customize its existing products by working directly with converters and end users to develop original packaging or labeling solutions. AET emphasizes customer service and support, and with sales employees averaging twenty years' experience in the OPP films industry, AET has built up a strong sales and customer service group with substantial reach throughout the Americas.

BUSINESS STRATEGY

The Company's business strategy is to increase sales of a broad line of high-end specialized products for consumer product packaging, labeling and overwrap applications and to be the lowest cost producer of such products. Elements of the Company's business strategy include: (i) continuing to develop differentiated high-end products; (ii) migrating sales mix toward higher margin products; (iii) maximizing operating efficiencies and continually reducing unit costs; and (iv) expanding global reach to increase the customer base and enhance service to current end-users.

At the center of our growth strategy is the addition of new highly-efficient production capacity. In 1996 we brought on-stream our second eight-meter OPP tenter line, and in March 1998 brought on our new ten-meter line. These additions have positioned the Company as the largest OPP films supplier in North America. The completion of these two projects has resulted in a 60 percent increase in AET's OPP films manufacturing capacity over a three-year period. The Company has been positioning itself for several years to sell this capacity. The Company has made significant investments in technology and new product development and has built a sales force of industry-experienced sales professionals. In addition, the Company has built a sales network to supply bottle label and other value-added flexible packaging films to Latin American, Asian and

European converters as well as other end users. AET's global expansion program has begun to yield substantial growth opportunities in the high-end segment of the industry.

In 1997 the Board of Directors approved a strategic plan which included divestiture of certain non-core businesses. In connection therewith, the Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. Those businesses, located in Salem, Massachusetts, generated annual sales in fiscal 1997 and 1998 of approximately $24 million. The gross proceeds from the transaction of $26.5 million, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings incurred in connection with the Company's major 1996 and 1998 OPP capacity expansions.

INDUSTRY OVERVIEW

The Company competes principally in the $3 billion specialty film segment of the approximately $18.1 billion flexible packaging industry. In addition to polypropylene, specialty films are manufactured from polyester, cellophane, nylon, polystyrene and certain polyolefin compounds. The overall North American specialty film segment of the flexible packaging industry approximated $3 billion of shipments in calendar year 1998, of which the largest single component, OPP films, accounted for an estimated $885 million in shipments.

North American demand for OPP films used in specialty applications grew at an average annual rate of approximately 6 percent from 1980 through 1999. The Company believes that this growth is driven by a number of factors, including:

         (i) the substitution of specialized OPP films with greater barrier and graphics properties or lower cost for traditional consumer product labels and packaging;
         (ii) the shift from glass to plastic containers that use OPP film labels;
         (iii)    the shift from rigid containers to flexible packaging; and
         (iv) the growth in end-use markets such as snack food, confectionery, beverages and other consumer products.

The Company believes that the industry has recently experienced its lowest capacity utilization levels resulting from a significant increase in production capacity over the last two years as several producers have added new lines. This has driven prices of OPP films downward and put substantial pressure on margins. The Company believes, however, that no significant capacity is expected to be added in North America for several years. In addition, the depressed margins in the industry have resulted in some less efficient capacity being shut down. Although the company does not expect the industry to achieve normal capacity utilization levels for about one more year, we do expect demand for OPP films to continue to grow at its average historical rate, there will be a tightening of capacity utilization, and overall pricing levels should begin to improve.

COMPETITIVE STRENGTHS

AET is the largest manufacturer of OPP films in North America. While a broad-based supplier to the industry, AET focuses on serving high-end consumer product markets in which superior product attributes and performance are important. The Company believes its strong competitive position is attributable to a number of factors, including its substantial market presence, technological leadership, superior product development capabilities, efficient production of high-quality products, breadth of product line, diversity of customer base and experienced management.

PRODUCTS

The Company's primary OPP packaging film products can be classified into four broad categories: barrier, clear/slip, opaque, and shrink films.

BARRIER - OPP films generally serve as the inner layer of flexible packaging laminates and provide enhanced protection from moisture, light and gas to preserve the freshness and flavor of a wide range of food, tobacco and other products. The Company offers metallized, polyvinyliden chloride ("saran") coated and polymer modified barrier OPP films as well as clear barrier overwraps. Metallized barrier films provide a high performance barrier to visible and ultraviolet light for the packaging of snacks and confections; saran coated barrier films offer an outstanding oxygen and moisture barrier for the packaging of cheese, nuts, coffee and tea, in addition to snacks and confections; and polymer modified barrier films are used as overwraps for tobacco products, baked goods and other products due to their ease of machinability and excellent clarity.

CLEAR/SLIP - OPP films provide the printable outer layer of flexible packages and are generally bonded with barrier films to form a complete packaging application. Slip films may be single or multilayer, heat sealable or non-sealable, and offer a low coefficient of friction for improved machinability. Principal applications include snack, confection, condiment and baked goods packaging.

OPAQUE - OPP films provide a barrier to visible and ultraviolet light and offer a high-quality print surface for superior graphics. They are used primarily in bottle labeling, confection and snack food packaging. The Company's opaque OPP film products are used as the label for approximately 85 percent of the plastic soda bottles sold in the United States and Canada. For snack food packaging, AET manufactures and sells metallized, sealable, composite and non-sealable versions of opaque OPP film. End users in confectionery markets often choose opaque packaging for marketing and manufacturing purposes because they provide superior printability and accommodate rapid machine speeds.

SHRINK FILMS - Shrink films are typically clear or opaque and are targeted primarily at the label market. Shrink label films shrink to the contour of the container, permit superior graphics and offer maximum labeling flexibility for rigid contoured containers, such as beverage and aerosol cans and glass and polyethylene bottles, which increases the marketing appeal of such containers and eliminates the need for printing directly on the container.

In addition to OPP films, the Company develops, manufactures and sells a broad range of oriented apertured films ("nets") and nonwoven media for applications requiring controlled porosity. The Company's apertured films and nonwoven products are used in the rapidly growing industrial filtration market for air and liquids. The Company manufactures the initial filtration membranes and support material for these filters and has recently entered the filtration media portion of this market. The Company's Delnet-Registered Trademark- product is used widely in health care markets as a porous facing material for bandages. By permitting one-way fluid flow and two-way airflow without adhering to the wound, Delnet-Registered Trademark- material enhances the healing process. In the United States, most adhesive bandages, including Johnson & Johnson BAND-AIDS-Registered Trademark-, use Delnet-Registered Trademark- facing.

MARKETING AND CUSTOMERS

The Company's OPP films products are sold primarily through its internal sales organization, whereby employees interface with customers and the Company's research and development technicians to create new films as well as new applications for OPP films. The Company's highly skilled sales and marketing force includes individuals with considerable technical expertise and industry experience. Their principal role is to develop sales opportunities and provide customer support. AET's marketing activities for its broad range of OPP films have historically been focused primarily in North America, while its higher-value films are marketed in Latin America, Europe and Asia.

The Company's OPP film sales are predominantly to converters, who print and laminate films before selling to end users. One such converter accounted for approximately 20 percent of sales in fiscal 1999 and 18 percent of sales in fiscal 1998. The Company also sells OPP films directly to end users. The Company considers it an important part of its marketing effort to maintain direct relations with major end users, who generally direct packaging design efforts and provide detailed specifications to converters as to the performance characteristics of the films to be used in their labeling and packaging applications. The Company's sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals the Company has secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in end-user specifications or qualified product lists. These qualification processes also reinforce the partnership between the Company and its customers and can lead to additional sales and marketing opportunities.

MANUFACTURING, TECHNOLOGY AND RESEARCH AND DEVELOPMENT

OPP films are manufactured and processed through either the tenter or the tubular processes. The Company is one of the few OPP films producers that have capabilities of both the tenter and tubular manufacturing processes.

TENTER PROCESS

In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives, and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and stretched lengthwise (in the machine direction) and widthwise while still heated. This dual stretching process is known as "biaxial orientation." The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or high-voltage electrical discharge and controlled winding tension. The Company has seven lines, ranging from 5.5 to 10 meters. The Company currently operates two eight-meter tenter production lines, as well as the world's only ten-meter OPP tenter line. The tenter process is a more economical way than the tubular process to manufacture thicker films.

TUBULAR PROCESS

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation" (meaning that the film is stretched equally both widthwise and lengthwise), resulting in improved stability and a more uniform thickness for thinner films. The Company believes that its tubular manufacturing capacity enables it to "downgauge" or manufacture thinner films, preserving clarity, machinability and other performance characteristics of thicker film while using less material, thereby improving performance relative to cost. The Company currently operates eight tubular lines.

APERTURED FILM PROCESS

Delnet-Registered Trademark- and other apertured film products are produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being oriented through a stretching process similar to OPP films.

NONWOVEN MEDIA PROCESS

Delpore-Registered Trademark- and other meltblown nonwoven materials are produced in a high pressure extrusion process, forming the filtration media used in liquid and air filtration markets. The material is sold either by itself or in combination with Delnet-Registered Trademark- and other products.

RESEARCH AND DEVELOPMENT

The Company conducts product and process research and development through a staff of approximately 70 chemists, engineers and technicians. Consistent with AET's strategy of filling the Company's new manufacturing capacity with high-end films, the research and development group, responding to evolving customer and end-user requirements for attributes such as barrier, clarity and machinability, introduced over 30 new or enhanced products in the past three years. During fiscal 1999, 1998, and 1997 the Company spent approximately $7.1 million, $7.3 million and $8.2 million, respectively, on research and development.

POLYPROPYLENE AND OTHER RAW MATERIALS

The Company's principal products are manufactured primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide a cost-efficient material for packaging applications. In addition, polypropylene possesses superior clarity and natural barrier qualities and can be modified to add other qualities or features such as metallization, which make it a higher performance and more cost-efficient material than other plastic resins. The majority of the Company's resin supply requirements are met by four suppliers; however, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. The Company's other raw materials, which are used in the manufacturing of its netting and other products, are also available from a large number of suppliers in sufficient quantities to meet current requirements. The Company has historically not experienced any significant disruptions in supply as a result of shortages in raw materials.

Polypropylene resin represents a significant percentage of the Company's cost of sales, and these resin costs have historically fluctuated. The prices of OPP films have tended to rise in periods when resin costs increase and, conversely, have tended to decrease in times of declining resin costs; however, there can be no assurance that future market conditions will support a direct correlation.

COMPETITION

The Company competes with manufacturers of OPP and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper and foil, and rigid packaging materials, such as glass, paper, metal and other containers. The flexible packaging industry is very competitive, and many of the Company's competitors have significantly greater financial resources than the Company. The Company believes that Mobil Corporation, which is the second largest OPP films manufacturer in North America, is the only other broad-line OPP packaging film supplier based in North America. There are approximately eight North American manufacturers of OPP films; however, only Mobil Corporation and AET have a greater than 20 percent market share. Competition in OPP films markets is based primarily on product performance characteristics, machinability, quality, reliability and price.

With respect to its netting and nonwoven products, the Company competes in the diverse markets that these products serve, primarily on the basis of quality, performance and price. Delnet-Registered Trademark- products compete in certain markets with woven, non-woven and knit fabrics, as well as with other plastic netting products. The Company generally competes with these other products by stressing the technological superiority of its Delnet-Registered Trademark-products.

The Company believes that it has certain competitive advantages in high margin, value-added products, which include: (i) the advanced proprietary manufacturing processes required to produce a varied range of such products;
(ii) proprietary OPP films product formulations; (iii) the research and development expertise required to sustain product innovation; and (iv) the cost to customers of switching product manufacturers. There can be no assurance, however, that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than the Company.

PATENTS AND TRADEMARKS

The Company currently holds approximately 128 active patents and applications of which approximately 68 relate to international patents and applications. AET also has approximately 60 trademark registrations and applications, 10 of which relate to international registrations and applications. These figures include AEP patent and trademark registrations and applications. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business of the Company.

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

EMPLOYEES

AET employs approximately 1,059 full-time employees. Approximately 113 production and maintenance employees at the Company's Covington, Virginia facility are represented by the United Paper Workers International Union, Local 884 under a collective bargaining agreement that expires in June, 2000. The Company considers all employee relations to be satisfactory.

Information with respect to the Executive Officers of the Company may be found in Item 4a. of this Report.


ITEM 2.  PROPERTIES

The following table provides information with respect to AET's facilities:

                                                                                          OWNED/
                                   LOCATION                                 SQUARE FEET   LEASED
                                   --------                                 -----------   ------
OPP FILMS                          Terre Haute, Indiana                       821,000       Owned
                                   Covington, Virginia                        517,000       Owned
                                   Varennes, Quebec, Canada                   108,000       Owned
                                   New Castle, Delaware:                       50,000      Leased
                                     Administration and Research Center

SPECIALTY NETS & NONWOVENS         Middletown, Delaware                       145,000       Owned

CORPORATE                          Peabody, Massachusetts                       7,600      Leased


All of AET's owned real property secures its obligations under its $70,000,000 Credit Facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for the Company's level of operations.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AET did not submit any matters to a vote of the security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS

The executive officers of AET are as follows:

EXECUTIVE OFFICER

       NAME                 AGE                POSITION                                   SINCE
       ----                 ---                --------                                   -----
Amin J. Khoury              60      Chairman of the Board (1)                           October 1986
Thomas E. Williams          53      President, Chief Executive Officer                 December 1992
                                        and Director (2)
David N. Terhune            53      Executive Vice President and                       February 1994
                                        Chief Operating Officer(3)
Mark S. Abrahams            48      Vice President and General Manager,                December 1993
                                        Specialty Nets & Nonwovens Division(4)
Anthony J. Allott           35      Vice President, Chief Financial Officer              August 1994
                                        and Treasurer(5)
Gerald M. Haines II         36      Vice President, General Counsel                   September 1995
                                        and Secretary (6)

-------------------

(1) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Khoury pursuant to which he currently serves as Chairman of the Board of the Company.
(2) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Williams pursuant to which he currently serves as President and Chief Executive Officer of the Company.
(3) The Company has entered into a four-year Employment Agreement with Mr. Terhune dated April 1, 1999 pursuant to which he currently serves as Executive Vice President and Chief Operating Officer of the Company.
(4) The Company has entered into a three-year Employment Agreement dated as of April 1, 1999 with Mr. Abrahams pursuant to which he currently serves as Vice President and General Manager of the Company's Specialty Nets & Nonwovens Division.
(5) The Company has entered into a three-year Employment Agreement dated April 1, 1999 with Mr. Allott pursuant to which he currently serves as Vice President, Chief Financial Officer and Treasurer of the Company.
(6) The Company has entered into a three-year Employment Agreement dated April 1, 1999 with Mr. Haines pursuant to which he currently serves as Vice President, General Counsel and Secretary of the Company.

The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

AMIN J. KHOURY -- Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Brooks Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing; Director of Synthes-Stratec, Inc., the world's leading manufacturer of orthopedic trauma fixation devices.

THOMAS E. WILLIAMS - President, Chief Executive Officer and Director of the Company since August 1993; Director, President and Chief Operating Officer of the Company since December 1992; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

DAVID N. TERHUNE -- Executive Vice President and Chief Operating Officer of the Company since July 1996; from February 1994 to June 1996, Senior Vice President and Chief Financial Officer of the Company; from 1992 to 1993, Chief Financial Officer of Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants; from 1990 to 1992, Chief Financial Officer of Daka International, Inc., a holding company serving the food service management and restaurant businesses.

MARK S. ABRAHAMS -- Vice President and General Manager of Specialty Nets and Nonwovens since December 1993; from November 1990 through July 1993, President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment; from November 1988 through October 1990, Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

ANTHONY J. ALLOTT -- Vice President, Chief Financial Officer and Treasurer of the Company since July 1996; from May 1995 to June 1996, Vice President and Treasurer of the Company, and from August 1994 to April 1995, Treasurer of the Company; from December 1992 through July 1994, Corporate Controller with Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants; from 1986 through 1992, with Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

GERALD M. HAINES II -- Vice President, General Counsel and Secretary of the Company since August 1998; from September 1995 to August 1998, General Counsel and Secretary of the Company; from September 1990 to August 1995, attorney with the law firm of Choate, Hall & Stewart. Prior to commencing the practice of law, Mr. Haines was employed by the Morgan Guaranty Trust Company.

The information presented under the heading, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the NASDAQ National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market System:

                                                     FISCAL YEAR 1999      FISCAL YEAR 1998
                                                        HIGH     LOW          HIGH     LOW
                                                       ------   ------       ------   -----
          Quarter ended December 31                     9 5/8   6 3/4         8       5 5/8
          Quarter ended March 31                        8 7/16  4 13/16       8 3/4   7 3/8
          Quarter ended June 30                         8 1/2   4 5/16        7 7/8   6
          Quarter ended September 30                    8 5/8   7 3/16       10 1/4   6 5/8

The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. As of December 1, 1999, there were approximately 129 holders of record and more than 3,300 beneficial holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The following information is in thousands, except per share amounts:

                                                                      YEAR ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------
INCOME STATEMENT DATA:                          1999            1998            1997           1996           1995
                                              ---------       ---------       ---------      ---------      ---------
Sales                                         $ 237,042       $ 245,334       $ 262,271      $ 234,490      $ 233,935
Cost of sales                                   188,601         195,174         205,037        181,899        168,664
                                              ---------       ---------       ---------      ---------      ---------
Gross profit                                     48,441          50,160          57,234         52,591         65,271
Operating expenses:
    Selling, general and administrative          26,550          23,754          23,819         20,144         20,219
    Restructuring and impairment charges             --          21,506           4,500             --             --
    Research and development                      7,123           7,326           8,221          7,414          6,352
    Start-up costs                                   --           1,539              --             --             --
                                              ---------       ---------       ---------      ---------      ---------
Operating profit (loss)                          14,768          (3,965)         20,694         25,033         38,700
Non-operating expenses:
    Interest expense, net                        18,909          15,868          16,868         13,927         18,609
    Acquisition costs and other                   3,641             250           1,500             --             --
    Litigation settlement                            --              --              --             --          1,400
                                              ---------       ---------       ---------      ---------      ---------
    Income (loss) before income taxes
        and change in accounting                 (7,782)        (20,083)          2,326         11,106         18,691
Income tax expense (benefit)                     (3,113)         (8,033)            930          4,442          7,476
                                              ---------       ---------       ---------      ---------      ---------
Income (loss) before change in
    accounting                                   (4,669)        (12,050)          1,396          6,664         11,215
Change in accounting, net of related tax
    benefits of $568                                 --            (852)             --             --             --
                                              ---------       ---------       ---------      ---------      ---------
Net income (loss)                             $  (4,669)      $ (12,902)      $   1,396      $   6,664      $  11,215
                                              =========       =========       =========      =========      =========
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
    Before change in accounting               $    (.41)      $   (1.11)      $    0.14      $    0.66      $    1.67
    Change in accounting                             --           (0.07)             --             --             --
                                              ---------       ---------       ---------      ---------      ---------
        Net income (loss)                     $    (.41)      $   (1.18)      $    0.14      $    0.66      $    1.67
                                              =========       =========       =========      =========      =========
Diluted:
    Before change in accounting               $    (.41)      $   (1.11)      $    0.13      $    0.63      $    1.53
    Change in accounting                             --           (0.07)             --             --             --
                                              ---------       ---------       ---------      ---------      ---------
        Net income (loss)                     $    (.41)      $   (1.18)      $    0.13      $    0.63      $    1.53
                                              =========       =========       =========      =========      =========
BALANCE SHEET DATA:
Working capital                               $  31,745       $  33,471       $  33,600      $  35,911      $  55,441
Total assets                                    375,050         370,726         376,493        331,704        318,519
Current portion of long-term debt                    --              --           4,000             --             --
Long-term debt, less current portion            182,500         185,500         196,500        165,500        156,500
Stockholders' equity                             99,041         100,437         112,183        108,335         99,058

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is the largest producer of OPP films in North America. Consumer product companies worldwide use our OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to air, light and moisture to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end users.

For the purposes of the discussion that follows, the fiscal years ended September 30, 1999, 1998 and 1997 are referred to as 1999, 1998 and 1997, respectively. All dollar amounts are in thousands.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statements:

                                                                 YEARS ENDED SEPTEMBER 30
                                                              -------------------------------
                                                              1999          1998         1997
                                                              ----          ----         ----
         Sales                                                100.0%       100.0%       100.0%
         Cost of sales                                         79.6         79.6         78.2
         Gross profit                                          20.4         20.4         21.8
         Selling, general and administrative                   11.2          9.7          9.1
         Research and development                               3.0          3.0          3.1
         Operating profit (loss)                                6.2         (1.6)         7.9
         Interest expense, net                                  8.0          6.5          6.4
         Net income (loss)                                     (2.0)        (5.3)         0.5


FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

Sales for fiscal 1999 of $237,042 were $8,292, or 3.4 percent lower than fiscal 1998 sales of $245,334 due to the divestiture of certain non-core businesses in the third quarter of 1998. Adjusted for these divestitures, sales increased in fiscal 1999 by $7,924, or 3.5 percent, as compared with fiscal 1998, as a result of OPP films unit volume growth of 15 percent, offset in part by significantly lower average selling prices compared with 1998 due to industry overcapacity. Demand for OPP films continues to grow, while industry overcapacity is expected to exist for about one more year. Approximately 40 percent of 1999 sales were from new or enhanced products introduced by the Company within the past four years. Sales outside the United Sates comprised 18.7 percent of total 1999 sales, and operating profit for sales outside the United States was 19.4 percent of total operating profit.

Gross profit for 1999 was $51,346, or 21.7 percent of sales, exclusive of $2,905 in plant shutdown costs. Gross profit increased $4,322 or 9.2 percent from the 1998 level of $47,024, or 20.5 percent of sales, adjusted for the aforementioned divestitures. Despite a dramatic decline in selling prices due to industry overcapacity, we achieved an increase in gross margin due to extensive productivity improvement programs and continuing improvement in sales mix brought about by the effectiveness of our R&D and sales efforts.


Selling, general and administrative expenses increased to $26,550 for 1999 from $23,754 in 1998, an increase of $2,796, reflecting the Company's investment in expanded sales reach and the infrastructure necessary to handle over 60 percent more capacity.

During the first fiscal quarter of 1999, the Company terminated acquisition discussions with two of the largest European-based worldwide OPP films producers. We were unable to reach a mutually agreeable price at which the Company would acquire either of these businesses, given the deterioration in the European OPP films market caused by the major industry-wide overcapacity in that region. Costs associated with both of these acquisition projects and related due diligence efforts were $3,462, or $2,077 after taxes, and were recorded as non-operating expenses.

In the fourth quarter of 1998, the Company announced a restructuring of its Covington, Virginia manufacturing operation, including the shutdown of two older, less efficient production lines and the elimination of approximately 200 full-time manufacturing and plant administrative positions, 160 of which were hourly and the remainder of which were salaried. The Company recorded an $18,580 charge in the fourth quarter of 1998 for this restructuring, comprised of approximately $12,090 for costs associated with operating leases related to idled equipment, $4,100 of severance-related costs and $2,390 in other charges, primarily related to idling the equipment. Implementation of this plan is nearing completion, with a total of 181 positions eliminated and the shutdown of the production lines. Since September 1998 the Company has paid out $900 on leases related to idled equipment, $4,098 in severance-related costs and $2,223 in other restructuring costs, resulting in an accrued restructuring balance of $11,359 at September 30, 1999. Of this balance, $11,190 represents lease costs, the majority of which are classified as long-term liabilities. All aspects of the plan are expected to be completed early in fiscal 2000.

Net interest expense increased $3,041 to $18,909 in fiscal 1999, from $15,868 in fiscal 1998, primarily as a result of interest capitalized in 1998 associated with a capacity expansion project which was completed in March 1998.

Income tax as a percentage of before tax income or loss remained constant for 1999 and 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Sales for fiscal 1998 of $245,334 were $16,937, or 6.5 percent lower than fiscal 1997 sales of $262,271. This decrease was due to the divestiture of certain non-core businesses and lower average selling prices for OPP films, offset in part by increased sales volume of OPP films. In the fourth quarter of 1997, AET divested its injection molding and adhesive nets businesses, and in the third quarter of 1998 it divested its industrial extrusion and remaining plastic netting businesses. The lower average selling prices for OPP films were attributable to highly competitive market conditions resulting from excess industry production capacity and characterized by substantial declines in selling prices, particularly of lower-end commodity products. AET's average selling prices were impacted by these price reductions as the proportion of lower-end products in its sales mix increased in connection with the start-up of the Company's ten-meter production line. Although average selling prices declined in 1998, unit volume sales of OPP films increased by 9.2 percent due principally to the successful ramp-up since March 1998 of the ten-meter-wide production line. The sales volume increase was facilitated by this new capacity as well as investments made in recent years in new product development and an expanded sales and marketing organization. Approximately 41 percent of 1998 sales were from new or enhanced products introduced by the Company within the past three years. Sales outside the United Sates comprised 18.2 percent of total 1998 sales, and operating profit for sales outside the United States was 14.5 percent of total operating profit.

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

Selling, general and administrative expenses decreased to $23,754 for 1998 from $23,819 in 1997, a decrease of $65. Research and development expenses decreased to $7,326 in 1998 from $8,221 in 1997, a decrease of $895. In previous years, as part of AET's initiatives to enhance product offerings and expand the reach of the sales and marketing organization, spending in the selling, marketing and research and development areas was increased. In 1998 spending in these areas leveled off.

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

In the fourth fiscal quarter of 1998, AET began implementing a shutdown of certain older and less efficient assets in its Covington, Virginia facility and made certain other organizational changes, including a 15 percent reduction in total headcount. In connection with the shutdown, the Company recorded a charge of $18,580 or $11,148 after taxes. AET also wrote down the value of certain other assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926.

Net interest expense decreased to $15,868 in fiscal 1998 from $16,868 in fiscal 1997, a decrease of $1,000, or 5.9 percent. This decrease was due to lower levels of outstanding debt during 1998 compared to 1997.

Income tax benefit of $8,033 represents the impact of losses resulting from restructuring and impairment charges and the write off of start-up costs in 1998 versus pre-tax earnings in 1997. Income tax as a percentage of before tax income or loss remained constant for 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders to provide bank financing. This credit agreement, as amended and restated, is a $70,000 revolving credit facility (the "Credit Facility") with a final maturity on the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders, and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At September 30, 1999, AET had approximately $29,000 available under its Revolving Credit Facility. The Company also has $6,500 of Revenue Bonds outstanding, which are due November 4, 2004.

Operating activities in 1999 provided $10,554 in cash, which was the result of $7,019 of net income before depreciation and amortization and other non-cash expenditures, plus a $3,535 net increase in other working capital items, after giving effect to divestitures. The net increase in working capital resulted from a $1,005 decrease in inventory, a $393 decrease in accounts receivable, a $1,900 increase in prepaid and other charges, and increases in accounts payable and accrued expenses of $4,037. Interest paid during 1999 amounted to $21,058, including capitalized interest. Additions to property, plant and equipment were $22,781 and were funded in part by borrowings pursuant to the Credit Facility, with the balance funded by available cash flow.

In April 1999, the Company acquired certain assets of AEP Industries Inc.'s OPP films business. The net purchase price of approximately $13,316 in cash was funded with a portion of the proceeds of a sale-leaseback transaction involving other assets of the Company. This sale-leaseback transaction yielded net proceeds to the Company of approximately $30,000. The proceeds of the sale-leaseback transaction, completed in April 1999, in excess of the purchase price for the AEP assets, were utilized to pay down outstanding borrowings under the Company's existing Credit Facility.

AET believes that available cash and equivalents, cash flow from the business, and borrowing availability under the Credit Agreement will provide adequate funds over the next 12 months to accommodate its working capital needs, capital expenditures and debt service obligation.

YEAR 2000

AET's Company-wide Year 2000 project, which is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 has been completed. The project was comprised of five major phases: (1) taking inventory of systems potentially impacted by the Year 2000 issue; (2) assessing the Year 2000 compliance or capability of systems determined to be material to the Company; (3) repairing or replacing material systems that are determined not to be Year 2000 compliant or capable; (4) testing the repaired or replaced systems; and (5) designing and implementing contingency and business continuation plans.

The largest part of the project was the implementation of a new enterprise-wide information system which commenced in 1996. The financial, sales, order entry, electronic data interchange and administrative portions of the implementation were completed over the past several years. The inventory, shop floor and related manufacturing portions of the system were implemented on September 29, 1999.

The total cost associated with Year 2000 compliance activities has been approximately $10,000, of which $8,000 has been spent on the purchase and implementation of new enterprise-wide systems which offer many other enhancements in comparison to the previous systems. All costs to complete the project have been paid. No critical information technology projects have been deferred due to our Year 2000 compliance efforts.

The failure of the Company or one of its key customers or suppliers to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. A worst case scenario would be the inability of the local electric utilities to supply power to AET's manufacturing plants, particularly at our largest plant in Terre Haute, Indiana. Under this scenario, a loss of electricity would result in a shutdown of our manufacturing equipment. Due to the amount of electricity needed to operate the equipment, it is not feasible to utilize most alternative sources of electricity. Therefore AET would be unable to manufacture products for customers, and thus AET's operations could be materially impacted. While our customers are reliant on a steady supply of our OPP films in general, the Company does not have guaranteed supply agreements with its customers.

The Company's contingency planning process for Year 2000 problems is ongoing. Contingency plans include arrangements for alternate suppliers when available, re-running certain processes if errors occur, using manual intervention to ensure the continuation of operations where possible, and scheduling activity in December 1999 that would normally occur at the beginning of January 2000. If it becomes necessary for the Company to take corrective actions, it is uncertain whether this would result in significant delays in business operations or have material adverse effect on the Company's results of operations, financial position or cash flow. AET believes that the completion of the Year 2000 project as scheduled should substantially reduce the possibility of significant interruptions of normal operations.

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

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE RISKS RELATED TO THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, FLUCTUATIONS IN RAW MATERIALS AND OTHER PRODUCTION COSTS, THE LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CAPITAL PROJECTS, THE SUCCESS OF THE COMPANY'S EFFORTS TO ACCESS CAPITAL MARKETS ON SATISFACTORY TERMS, AND TO ACQUIRE, INTEGRATE AND OPERATE NEW BUSINESSES AND EXPAND INTO NEW MARKETS, AS WELL AS OTHER RISKS DETAILED IN EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

The Company has entered into foreign exchange contracts, the last of which expires in January 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1999 and 1998, the Company has outstanding foreign exchange contracts with notional values of $2,344 and $2,503, respectively. These contracts had no carrying value and a net unrealized loss of $638 and $246 as of September 30, 1999 and 1998, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At September 30, 1999, the Company had no short term debt outstanding and had long-term debt outstanding of $182.5 million, of which $26 million was outstanding on its revolving Credit Facility which has a variable interest rate, based on either LIBOR or prime rates. If interest rates increased or decreased by 10 percent from the interest rates in place at September 30, 1999, interest expense incurred on the revolving Credit Facility would increase or decrease by approximately $205.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-19 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a. on pages 9-10 of this report.

The directors of AET are as follows:

      DIRECTOR NAME             AGE                   POSITION                            SINCE
      -------------             ---                   --------                            -----
Amin J. Khoury                  60      Chairman of the Board (1)                      October 1986
Thomas E. Williams              53      President, Chief Executive Officer             December 1992
                                          and Director (2)
Nader A. Golestaneh+            39      Director                                       October 1986
Richard G. Hamermesh*           51      Director                                       October 1986
Mark M. Harmeling+              46      Director                                       October 1986
Paul W. Marshall                57      Director                                       October 1986
Joseph J. O'Donnell*            55      Director                                       October 1986

-----------------
* Member Audit Committee
+ Member Stock Option and Compensation Committee

(1) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Khoury pursuant to which he currently serves as Chairman of the Board of the Company.

(2) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Williams pursuant to which he currently serves as President, Chief Executive Officer and Director of the Company.

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

BUSINESS EXPERIENCE OF DIRECTORS

AMIN J. KHOURY -- Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Brooks Automation, Inc., a leading worldwide independent supplier of vacuum substrate handling robots, modules and cluster tool platforms for semiconductor and flat panel display manufacturing. Director of Synthes-Stratec, Inc., the world's leading manufacturer of orthopedic trauma fixation devices.

THOMAS E. WILLIAMS -- President, Chief Executive Officer and Director of the Company since August 1993; Director, President and Chief Operating Officer of the Company since December 1992; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

NADER A. GOLESTANEH -- Director of the Company; President of Centremark Properties, Inc., a real estate management and development company since 1986; attorney in private practice in Boston, Massachusetts.

RICHARD G. HAMERMESH -- Director of the Company; Managing Partner, Center for Executive Development, an independent executive education and training firm; Director of BE Aerospace, Inc., a manufacturer of cabin interior products for commercial aircraft; Director of Vialog Corporation, a provider of audio, visual and internet conferencing services, since June, 1999.

MARK M. HARMELING -- Director of the Company; since 1991, President of Bay State Realty Advisors, a real estate consulting firm; from 1997 to 1999 an executive of The A.G. Spanos Corporation, a leading developer of multi-family residential complexes; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

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


ITEM 11.  EXECUTIVE COMPENSATION

"Executive Compensation" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Beneficial Ownership of Shares" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Transactions" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets, September 30, 1999 and 1998
   Consolidated Statements of Operations for the Years Ended September 30, 1999,
     1998 and 1997
   Consolidated Statements of Stockholders' Equity for the Years
   Ended September 30, 1999, 1998 and 1997
   Consolidated Statements of Cash Flows for the Years Ended September 30, 1999,
     1998 and 1997
   Notes to Consolidated Financial Statements

    FINANCIAL STATEMENT SCHEDULES

   Schedule II - Valuation and Qualifying Accounts for the Years Ended September 30, 1999, 1998 and 1997

   All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B.  EXHIBITS

3.1(a)     Amended and Restated Certificate of Incorporation.
3.2(i)     Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.3(i)     Amended and Restated By-Laws.
4.1(d)     Indenture dated as of April 7,1994 between the Registrant and United States Trust
           Company of New York, Trustee.
4.2(d)     Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.1).
4.3(a)     Specimen Common Stock Certificate.
4.4(k)     Rights Agreement dated as of March 2, 1998 between the Company and
           BankBoston, N.A., as Rights Agent.
10.1(i)    Amended and Restated Credit Agreement dated as of January 29,1998 by and between the
           Registrant and The Chase Manhattan Bank as Administrative Agent and LaSalle Business
           Credit, Inc. as Co-Agent.
10.1.1(h)  Waiver and Amendment No. 1 dated as of December 16, 1998 to Amended and
           Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.2(k)  Waiver and Amendment No. 2 dated as of December 31, 1998 to Amended and Restated Credit Agreement dated as of January 29, 1998 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.3(l)  Amended and Restated Credit Agreement dated as of March 15, 1999 between the Registrant and The Chase Manhattan Bank as Administrative
           Agent.
10.1.4(l)  Amendment  No. 1 dated as of April 23, 1999 to the Amended and restated Credit
           Agreement dated as of March 15, 1999.
10.2(b)    1986 Stock Option Plan, as amended.
10.3*      Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.4(c)    1991 Stock Option Plan, as amended.
10.5*      Amendment dated December 7, 1999 to the 1991 Stock Option Plan.
10.6(b)    1991 Stock Option Plan for Directors, as amended.
10.7*      Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors, as amended.

10.8(d)    1994 Stock Option Plan, as amended.
10.9*      Amendment dated December 7, 1999 to the 1994 Stock Option Plan.
10.10(f)   Employment Agreement dated as of April 1, 1999 between the Registrant and Mark S. Abrahams.
10.11(f)   Employment Agreement dated as of April 1, 1999 between the Registrant and David N. Terhune.
10.12(i)   Letter Agreement dated May 18, 1998 between the Registrant and David N. Terhune.
10.13(g)   Employment Agreement dated as of August 15, 1998 between the Registrant and Anthony J. Allott.
10.14(i)   Letter Agreement dated May 18, 1998 between the Registrant and Anthony J. Allott.
10.15(f)   Employment Agreement dated as of April 1, 1999 between the Registrant and Amin J. Khoury.
10.16(i)   Letter Agreement dated May 18, 1998 between the Registrant and Amin J. Khoury.
10.17(f)   Employment Agreement dated as of April 1, 1999 between the Registrant and Thomas E. Williams.
10.18(i)   Letter Agreement dated May 18, 1998 between the Registrant and Thomas E. Williams.
10.19(h)   Employment Agreement dated as of April 1, 1999 between the Registrant and Anthony J. Allott.
10.20(h)   Employment Agreement dated as of April 1, 1999 between the Registrant and Gerald M. Haines II.
10.21(h)   Employment Agreement dated as of September 19, 1998 between the Registrant and Gerald M. Haines II.
10.22(e)   Executive Deferred Compensation Plan dated as of September 1, 1994
10.23*     1999 Supplemental Executive Retirement Plan dated November 30, 1999.
10.24*     1999 Deferred Compensation Trust dated November 30, 1999.
10.25.1(j) Equipment Lease Agreement dated as of December 29, 1997 between Registrant and Lasalle National
           Leasing Corporation.
10.26(i)   Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet
           Corporation.
21(d)      Subsidiaries of the Registrant.
23*        Independent Auditors' Consent - Deloitte & Touche LLP.
24*        Powers of Attorney.
27*        Financial Data Schedule.
99*        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
           the Private Securities Litigation Reform Act of 1995.

--------------
*  Filed herewith

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

(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.

(e) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.

(f) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.

(g) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.

(h) Contained in Exhibits to the Registrant's Form 10K for the fiscal year ended September 30,1998.

(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.

(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30,1998.

(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.

(l) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.

(m) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1999.

(n)  Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(o)  Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C.  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLIED EXTRUSION TECHNOLOGIES, INC.

                                    By: /s/ ANTHONY J. ALLOTT
                                        ---------------------------------------
                                        Anthony J. Allott, Vice President,
                                        Chief Financial Officer and Treasurer
                                        December 16, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



Amin J. Khoury*                         Nader A. Golestaneh*
-------------------------------------   ---------------------------------------
Amin J. Khoury, Chairman of the Board   Nader A. Golestaneh, Director
December 16, 1999                       December 16, 1999



/s/ Thomas E. Williams                  Joseph J. O'Donnell*
-------------------------------------   ---------------------------------------
Thomas E. Williams, President,          Joseph J. O'Donnell, Director
Chief Executive Officer and Director    December 16, 1999
December 16, 1999



Paul W. Marshall*                       Richard G. Hamermesh*
-------------------------------------   ---------------------------------------
Paul W. Marshall, Director              Richard G. Hamermesh, Director
December 16, 1999                       December 16, 1999



Mark M. Harmeling*                      /s/ Anthony J. Allott
-------------------------------------   ---------------------------------------
Mark M. Harmeling, Director             Anthony J. Allott, Vice President,
December 16, 1999                       Chief Financial Officer and Treasurer
                                        December 16, 1999



                                        *By:  /s/ Thomas E. Williams
                                              ---------------------------------
                                              Power of Attorney


                                        Date: December 16, 1999
                                              ---------------------------------

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, September 30, 1999 and 1998 .............            F-2

Consolidated Statements of Operations for the Years Ended
    September 30, 1999, 1998 and 1997 ................................            F-3

Consolidated Statements of Stockholders' Equity for the Years
    Ended September 30, 1999, 1998 and 1997 ..........................            F-4

Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1999, 1998 and 1997 ................................            F-5

Notes to Consolidated Financial Statements ...........................            F-6


FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts for the
    Years Ended Septemer 30, 1999, 1998 and 1997 .....................           F-18


INDEPENDENT AUDITORS' REPORT .........................................           F-19

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)

                                                                                  1999           1998
                                                                               ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $   5,323      $   2,279
    Accounts receivable, net of allowance for doubtful
        accounts of $1,554 and $1,056 at September 30,
        1999 and 1998, respectively                                               36,857         38,467
    Inventory                                                                     38,611         39,192
    Prepaid expenses and deferred taxes                                            6,522          5,063
                                                                               ---------      ---------
            Total current assets                                                  87,313         85,001
Property, plant and equipment, net                                               278,118        278,905
Intangibles and deferred finance charges, net                                      3,035          3,636
Long-term note receivable and other assets                                         6,584          3,184
                                                                               ---------      ---------
                                                                               $ 375,050      $ 370,726
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                           $  18,144      $  15,259
    Accrued interest                                                               9,113          9,145
    Accrued expenses                                                              28,311         27,126
                                                                               ---------      ---------
            Total current liabilities                                             55,568         51,530
Long-term debt                                                                   182,500        185,500
Deferred taxes and other credits                                                  37,941         33,259
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized, of which 300 are designated Junior Preferred Stock; no shares issued or outstanding
Common stock, $.01 par value; 30,000 shares
    authorized; 11,575 and 11,357 shares issued
    at  September 30, 1999 and 1998, respectively                                    116            114
Additional paid-in capital                                                        97,701         95,867
Retained earnings                                                                  5,269          9,938
Accumulated other comprehensive income (loss)                                     (1,528)        (2,396)
                                                                               ---------      ---------
                                                                                 101,558        103,523
Treasury stock, at cost, and other - 247 and 327 shares
   at September 30, 1999 and 1998, respectively                                   (2,517)        (3,086)
                                                                               ---------      ---------
            Total stockholders' equity                                            99,041        100,437
                                                                               ---------      ---------
                                                                               $ 375,050      $ 370,726
                                                                               =========      =========

                 See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                    (In thousands, except per share amounts)

                                                             1999         1998          1997
                                                           ---------    ---------    ---------
SALES                                                      $ 237,042    $ 245,334    $ 262,271
COST OF SALES                                                188,601      195,174      205,037
                                                           ---------    ---------    ---------
GROSS PROFIT                                                  48,441       50,160       57,234
OPERATING EXPENSES:
    Selling, general and administrative                       26,550       23,754       23,819
    Restructuring and impairment charges                          --       21,506        4,500
    Research and development                                   7,123        7,326        8,221

    Start-up costs                                              --          1,539           --
                                                           ---------    ---------    ---------
        Total operating expenses                              33,673       54,125       36,540
                                                           ---------    ---------    ---------

OPERATING PROFIT (LOSS)                                       14,768       (3,965)      20,694
NON-OPERATING EXPENSES:
    Interest expense, net                                     18,909       15,868       16,868
    Acquisition costs and other                                3,641          250        1,500
                                                           ---------    ---------    ---------
        Total non-operating expenses                          22,550       16,118       18,368
                                                           ---------    ---------    ---------
Income (loss) before income taxes and change
    in accounting                                             (7,782)     (20,083)       2,326
Income tax expense (benefit)                                  (3,113)      (8,033)         930
                                                           ---------    ---------    ---------
Income (loss) before change in accounting                     (4,669)     (12,050)       1,396
Change in accounting, net of related tax benefits
    of $568                                                       --         (852)          --
                                                           ---------    ---------    ---------
NET INCOME (LOSS)                                           $ (4,669)   $ (12,902)    $  1,396
                                                           ==========   ==========    ========
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
    Before change in accounting                            $    (.41)  $    (1.11)   $    .14
    Change in accounting                                          --         (.07)         --
                                                           ---------    ---------    ---------
Net income (loss)                                          $    (.41)  $    (1.18)   $    .14
                                                           ==========   ==========   =========
Diluted:
    Before change in accounting                            $    (.41)  $    (1.11)   $    .13
    Change in accounting                                          --         (.07)         --
                                                           ---------    ---------    ---------
Net income (loss)                                          $    (.41)  $    (1.18)  $     .13
                                                           =========    =========    =========

AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
    Basic                                                     11,282       10,893       10,449
    Diluted                                                   11,282       10,893       10,858


                 See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (In thousands)

                                          VOTING                                   ACCUMULATED
                                       COMMON STOCK      ADDITIONAL                  OTHER
                                    -----------------     PAID-IN     RETAINED    COMPREHENSIVE   COMPREHENSIVE      TREASURY
                                     SHARES    AMOUNT     CAPITAL     EARNINGS    INCOME (LOSS)   INCOME (LOSS)        STOCK
                                    --------   -------   ----------   --------    -------------   -------------      --------
BALANCE, OCTOBER 1, 1996              10,529    $  105     $89,638    $21,444       $     277                        $(3,129)
    Net income                                                          1,396                       $   1,396
    Profit sharing contribution          175         2       1,863
    Stock issued for employee
         purchases                        75         1         674
    Treasury shares and other                                                                                           117
    Exercise of stock options             28                   173
    Exchange rate changes                                                                (431)           (431)
                                                                                                    -------------
    Comprehensive income                                                                            $     965
                                                                                                    =============
    Tax benefits of early
         disposition of
         stock options                                          53
                                     --------   -------   ----------    --------    -------------                    --------

BALANCE, SEPTEMBER 30, 1997           10,807       108      92,401      22,840           (154)                       (3,012)
    Net loss                                                           (12,902)                      $(12,092)
    Profit sharing contribution          240         2       1,494
    Stock issued for 401(k) match        124         2         772
    Stock issued for employee
      purchases                           95         1         545
    Treasury shares and other                                                                                           (74)
    Exercise of stock options             91         1         575
    Exchange rate changes                                                              (2,242)         (2,242)
                                                                                                    -------------
    Comprehensive loss                                                                               $(14,334)
                                                                                                    =============
    Tax benefits of early
      disposition of
      stock options                                             80
                                     --------   -------   ----------    --------    -------------                    --------

BALANCE, SEPTEMBER 30, 1998           11,357       114      95,867        9,938          (2,396)                      (3,086)
    Net loss                                                             (4,669)                     $   (4,669)
    Profit sharing contribution           28                   229
    Stock issued for 401(k) match         73         1         828                                                      456
    Stock issued for employee
       purchase                           64         1         399
    Treasury shares and other                                                                                           113
    Exercise of stock options             53                   354
    Exchange rate changes                                                                   868            868
                                                                                                    -------------
    Comprehensive loss                                                                               $  (3,801)
                                                                                                    =============
    Tax benefits of early
     disposition of stock options                               24
                                     --------   -------   ----------    --------    -------------                    --------
BALANCE, SEPTEMBER 30, 1999           11,575    $  116    $ 97,701    $    5,269       $ (1,528)                    $ (2,517)
                                     ========   =======   =========     ========    =============                    ========

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (In thousands)


                                                              1999          1998          1997
                                                            --------      --------      --------
OPERATING ACTIVITIES:
 Net income (loss)                                          $ (4,669)     $(12,902)     $  1,396
 Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                             19,484        17,773        17,248
    Restructuring charges                                         --        18,580         4,500
    Asset impairments                                             --         2,926            --
    Stock issued for retirement plans                          1,513         2,270         1,865
    Provision for doubtful accounts                            1,217           832           285
    Deferred income taxes and other credits                  (10,526)      (25,291)          930
    Change in accounting                                          --           852            --
    Changes in assets and liabilities which provided
      (used) cash:
        Prepaid expenses and other current assets             (1,900)          (58)          328
        Accounts payable and accrued expenses                  4,037        (2,797)          627
        Accounts receivable and inventory                      1,398       (12,549)       (7,898)
                                                            --------      --------      --------
            Net cash provided by (used in)
              operating activities                            10,554       (10,364)       19,281

INVESTING ACTIVITIES:
    Additions to property, plant and equipment, net          (22,781)      (45,496)      (54,963)
    Proceeds from sale of assets                                  --        26,500            --
    Proceeds from sale-leaseback transactions                 29,940        44,625            --
    Acquisition of AEP assets                                (13,316)           --            --
                                                            --------      --------      --------
        Net cash provided by (used in)
          investing activities                                (6,157)       25,629       (54,963)

FINANCING ACTIVITIES:
    Borrowings (repayments) under Credit Facility, net        (3,000)      (15,000)       35,000
    Proceeds from issuance of stock, net                         779         1,202           901
                                                            --------      --------      --------
        Net cash provided by (used in)
          financing activities                                (2,221)      (13,798)       35,901

Effect of exchange rate changes on cash                          868        (2,242)         (431)
                                                            --------      --------      --------
Increase (decrease) in cash and cash equivalents, net          3,044          (775)         (212)
Cash and cash equivalents, beginning                           2,279         3,054         3,266
                                                            --------      --------      --------
Cash and cash equivalents, ending                           $  5,323      $  2,279      $  3,054
                                                            ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
    Cash paid during the year for:
        Interest, including capitalized interest
          of $3,050, $6,098 and $5,132, respectively        $ 21,058      $ 21,467      $ 20,545
        Income taxes                                              --         3,000             2

                 See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (In
                 thousands, except share and per share amounts)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Applied Extrusion Technologies, Inc. and its subsidiaries (collectively AET or the Company) operate in a single business segment, which consists of the development and manufacture of highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling and flexible packaging applications and oriented, apertured films ("nets") for health care, filtration and other markets. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES were made in connection with the preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles. These estimates affect reported amounts and disclosure of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS consist of cash and highly liquid debt instruments such as commercial paper and money market securities purchased with an original or remaining maturity of less than three months.

FINANCIAL INSTRUMENTS are recorded in accordance with generally accepted accounting principles for each particular instrument. Appropriate disclosure about fair value is provided for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. For financial instruments such as accounts receivable, accounts payable and accrued expenses which reprice or mature within three months of the reporting date, carrying amounts generally approximates fair value. At September 30, 1999 and 1998, the carrying amounts of long-term debt approximate their fair values. The aggregate fair value amounts presented may not fully represent the underlying fair value of the Company.

INVENTORY is stated at the lower of cost or market, with cost determined using an average-cost method.

PROPERTY, PLANT AND EQUIPMENT are stated at cost. For financial reporting purposes, depreciation is provided using the straight-line method over estimated useful lives. Estimated useful lives are 30 years for building and improvements and 5 to 15 years for machinery and equipment. Assets held are recorded at the lesser of carrying value or fair value less estimated costs to dispose of the respective assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining lease term.

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

FOREIGN OPERATIONS. Assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of stockholders' equity. The Company periodically enters into foreign currency exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Gains or losses are deferred until the period in which the related transactions occur.

EARNINGS PER SHARE. Basic income (loss) per share is based on the weighted-average shares outstanding during each reporting period. Diluted income
(loss) per share includes the effect of potential shares from exercise of options, except where such potential shares would be anti-dilutive. See Note 10.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

COMPREHENSIVE INCOME. The only item that the Company currently records as comprehensive income or loss, other than net income or loss, is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of September 30, 1999, 1998 and 1997, the cumulative translation adjustment was ($1,528), ($2,396) and ($154), respectively, and comprehensive income (loss) was ($3,801), ($14,334) and $965, respectively.

CERTAIN NEW ACCOUNTING PRONOUNCEMENTS were recently issued which will be effective in fiscal years beginning after September 30, 1999. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The provisions of this statement are effective for the fiscal year beginning October 1, 2000. Management has not yet evaluated the effect of SFAS No. 133 on the financial reporting process.


2.   INVENTORY

Inventory consisted of the following at September 30:


                                                    1999       1998
                                                    ----       ----
             Raw materials..................      $ 7,191    $  8,410
             Finished goods.................       31,420      30,782
                                                  -------    --------
                                                  $38,611    $ 39,192
                                                  =======    ========

3.    PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

Property, plant and equipment consisted of the following at September 30:

                                                       1999       1998
                                                       ----       ----
           Land................................     $  1,783   $  1,850
           Buildings and improvements..........       45,437     45,317
           Machinery and equipment.............      253,688    255,305
                                                    --------   --------
                                                     300,908    302,472
           Less accumulated depreciation.......       64,158     54,531
                                                    --------   --------
                                                     236,750    247,941
           Machinery and equipment in progress..      41,368     30,964
                                                    --------   --------
                                                    $278,118   $278,905
                                                    ========   ========


Approximately $16,512 of fixed assets are located outside of the U.S. Depreciation expense for the years ended September 30, 1999, 1998 and 1997 was $18,465, $16,718, and $16,079, respectively.

In April 1999, the Company acquired certain assets of AEP Industries Inc.'s OPP films business. The net purchase price of $13,316 was funded with a portion of the proceeds of a sale-leaseback transaction involving other assets of the Company.

In 1997 and 1999, the Company wrote off $1,500 and $3,462, respectively, of costs associated with terminated acquisition discussions.

The Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. These businesses, located in Salem, Massachusetts, generated annual sales in fiscal 1997 and 1998 of approximately $24,000. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings on the Company's Revolving Credit Facility. During the fourth quarter of 1997, the Company sold assets related to its dry adhesive net and injection molding businesses. Net proceeds from these sales of $6,700 approximated book value, and were utilized to reduce borrowings under the Company's Revolving Credit Facility.

The Company completed a sale-leaseback transaction on January 2, 1998 whereby it sold certain items of equipment and other tangible personal property for gross proceeds of $45,000, and leased the property back from the purchaser pursuant to an operating lease agreement dated as of December 29, 1997 (the "Lease Agreement"). The net book value of the leased equipment immediately prior to its sale was approximately $18,000. The gain on the sale of the equipment to the lessor was deferred and will be recognized over the term of the related leases as a reduction of operating lease expense. In connection with the restructuring described in Note 14, $8,494 of the deferred gain was offset against the loss recorded related to lease obligations on idled equipment. The Company received net proceeds of $44,625, which was utilized to pay down outstanding borrowings under its existing bank credit agreement (the "Credit Facility").

The Company completed a sale-leaseback transaction in April 1999, whereby it sold certain equipment for gross proceeds of $29,940, and leased the equipment back from the purchaser pursuant to a Letter Agreement dated April 28, 1999, amending the Lease Agreement. The net book value of the equipment immediately prior to its sale was $18,798. The gain on the sale of the equipment to the lessor was deferred and is being recognized over the term of the related leases as a reduction of operating lease expense. The Company utilized a portion of the net proceeds to fund the purchase of AEP Industries Inc.'s OPP films business for $13,316; the remainder of the proceeds were utilized to reduce borrowings under the Company's Revolving Credit Facility.

The Company leases certain property and equipment under agreements generally with terms of five to seven years and which may include certain renewal options. Rental expense for the years ended September 30, 1999, 1998 and 1997 was approximately $10,043, $5,343 and $622, respectively.

The minimum annual rental commitments under noncancellable operating leases are as follows for each of the five years subsequent to September 30, 1999:

              2000................................        $13,646
              2001................................         13,456
              2002................................         13,418
              2003................................          8,675
              2004................................          3,952
                                                          -------
                                                          $53,147
                                                          =======



4.   INTANGIBLES AND DEFERRED FINANCE CHARGES

Intangibles and deferred finance charges consisted of the following at September 30:

                                                      1999     1998
                                                      ----     ----
                Deferred financing charges.......    $2,307   $2,755
                Intellectual property............     1,611    1,603
                                                     ------   ------
                                                      3,918    4,358
                Less accumulated amortization....       883      722
                                                     ------   ------
                                                     $3,035   $3,636
                                                     ======   ======


5.   LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                        1999        1998
                                                                        ----        ----
Industrial Revenue Bond payable November 4, 2004 at ARBI
    plus .25% (4.16% effective rate at September 30, 1999).           $ 6,500      $ 6,500
Senior Notes payable on April 7, 2002 with 11.5% interest
    due semiannually on October 1 and April 1.                        150,000      150,000
Revolving Credit Facility of $70,000 bearing interest at
    LIBOR plus 2.75% or prime plus 1.25% on utilized portions
    and .5% for unused commitments.  Outstanding LIBOR-
    based tranches and effective interest rates at September 30,
    1999 were: $25,000 at 7.8%. Prime-based borrowings were
    $1,000 at an effective interest rate of 9.5%.                      26,000       29,000
                                                                     --------    ---------
                                                                      182,500      185,500
         Less current portion                                              --           --
                                                                     --------    ---------
               Total long-term debt                                  $182,500    $ 185,500
                                                                     ========    =========

In 1994 the Company entered into a credit agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this credit agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or
(ii) January 29, 2003. The Credit Facility was further amended in March, 1999. The Credit Facility is secured by all the assets of the Company. It includes covenants which limit borrowings based on certain asset levels, require the Company to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders, and establish maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of this type.

The aggregate amount of long-term debt, excluding amounts outstanding under the Credit Facility, maturing in years subsequent to September 30, 1999 is as follows:

               2002......................................  $ 150,000
               2003......................................         --
               2004 .....................................         --
               Thereafter  ..............................      6,500
                                                            --------
                                                            $156,500
                                                            ========


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                                                             1999           1998
                                                                             ----           ----
        Accrued restructuring........................................       $ 2,834       $ 9,170
        Payroll & benefits...........................................         8,528         6,060
        Market development...........................................         4,180         4,601
        Taxes and other..............................................        12,769         7,295
                                                                            -------       -------
                                                                           $ 28,311      $ 27,126
                                                                           ========      ========


Included in accounts payable are outstanding checks of $5,914 and $982 at September 30, 1999 and 1998, respectively. In addition, approximately $9,410 of accrued restructuring costs are included in deferred taxes and other credits at September 30, 1999 and 1998, respectively, which represents the portion of the 1998 restructuring charge which will be paid out in future years (primarily lease costs).


7.   INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

                                                   1999         1998          1997
                                                  -------      -------      -------
Current:
    U.S. Federal .......................          $    --      $ 2,623      $    --
    State ..............................               --           --           --
                                                  -------      -------      -------
                                                       --        2,623           --

Deferred:
    U.S. Federal .......................           (2,724)      (9,323)         791
    State ..............................             (389)      (1,333)         139
                                                  -------      -------      -------
    Total ..............................          $(3,113)     $(8,033)     $   930
                                                  =======      =======      =======


Approximately $568 of deferred tax benefit was recognized in fiscal 1998 in connection with the change in accounting described in Note 11.

The components of the net deferred tax asset were as follows at September 30:

                                                             1999         1998
                                                          --------      --------

Deferred Tax Assets:
    Accounts receivable ........................          $    232       $   370
    Inventory ..................................             2,806         2,221
    Other assets ...............................            13,343        21,095
    Other liabilities ..........................             2,585         1,052
    Tax credits and loss carryforwards .........            25,966        20,009
    Valuation allowance ........................              (435)         (435)
                                                          --------      --------
        Total ..................................            44,497        44,312
                                                          --------      --------
Deferred Tax Liabilities:
    Property, plant and equipment ..............            40,798        43,700
    Other assets ...............................                53            79
                                                          --------      --------
        Total ..................................            40,851        43,779
                                                          --------      --------
Total net deferred tax asset ...................          $  3,646      $    533
                                                          ========      ========

A valuation allowance has been established for certain state deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit was not considered likely.

At September 30, 1999, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $49,810 (expiration commencing in 2005 through 2019) and state net operating loss carryforwards of $48,411 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $399, alternative minimum tax credit carryforwards of $4,717 and state investment tax credits of $275 (expiration commencing in 2005).

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                       1999      1998      1997
                                                       ----      ----      ----
Statutory tax rate .............................       35.0%     35.0%     35.0%
State income taxes, net of federal
  tax benefits .................................        3.8%      4.9%      4.1%

Other, net .....................................        1.2%       .1%       .9%
                                                       ----      ----      ----
                                                       40.0%     40.0%     40.0%
                                                       ====      ====      ====


8.   STOCKHOLDERS' EQUITY

Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

In fiscal 1996, the Company implemented an employee stock purchase plan, under which employees can defer a portion of their compensation and purchase AET shares at a discount. The purchase price for shares purchased under the Plan is 85 percent of the lower of fair market value of the stock on the first or last day of the purchasing period. Purchases through payroll deductions are made on a semiannual basis. Approximately 64,012 shares were purchased under this Plan in fiscal 1999, and at September 30, 1999, 246,843 shares were available under the Plan for future purchases.

A total of 63,707 shares are held into treasury under a deferred compensation plan, in addition to assets of $3,377 at September 30, 1999 (comprised of participant-directed investments in mutual funds) which are carried in other assets. The corresponding obligation under the deferred compensation plan is recorded in accrued expenses.

In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a "Junior Preferred Stock Purchase Right," (a "Right") to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET's Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET's Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 1999, there were 11,392,096 Junior Preferred Stock Purchase Rights outstanding.


9.    STOCK OPTIONS

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 1999, an aggregate of approximately 3,417,500 shares were reserved for issuance under the plans.

 The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value of the grant for 1999, 1998 and 1997, the Company's fiscal 1999, 1998 and 1997 net income (loss) and earnings (loss) per share on a pro forma basis would have been as follows:

                                                    1999           1998            1997
                                                    ----           ----            ----
Net Income (Loss):
    As reported ............................     $  (4,669)     $  (12,902)       $ 1,396
    Pro forma ..............................        (5,889)        (13,743)         1,247
Basic Earnings (Loss) per Share:
    As reported ............................          (.41)          (1.18)           .14
    Pro forma ..............................          (.52)          (1.26)           .10
Diluted Earnings (Loss) per Share:
    As reported ............................          (.41)          (1.18)           .13
    Pro forma ..............................          (.52)          (1.26)           .10


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: expected volatilities ranging from 59 to 56 percent, risk-free interest rates of approximately 6 percent and expected lives of 7 to 10 years. The weighted-average grant date fair value of options granted during the year was $3.99, $5.60 and $4.37 for 1999, 1998 and 1997 respectively.

Information concerning the Company's option plans is as follows:

                                                                                  WEIGHTED-
                                                SHARES UNDER       OPTION          AVERAGE
                                                   OPTION          PRICES       EXERCISE PRICE    EXERCISABLE
                                                  ---------      -----------      ---------        -------
As of October 1, 1996                             2,219,250      $1.00-8.375      $    7.42        948,000
                                                                                                 =========
     Granted                                        214,500      8.375-12.00           9.85
     Exercised                                      (28,000)       5.5-8.25            6.22
     Canceled                                       (71,500)      5.75-14.875         10.15
                                                  ---------
As of September 30, 1997                          2,334,250       1.00-14.875          7.61      1,247,625
                                                                                                 =========
     Granted                                        520,250       6.75-9.00            7.27
     Exercised                                      (91,750)      1.00-8.375           6.28
     Canceled                                       (65,125)      1.00-14.875          9.00
                                                  ---------
As of September 30, 1998                          2,697,625       4.63-14.875          7.55      1,923,125
                                                                                                 =========
     Granted                                        469,500      5.563-8.063           5.90
     Exercised                                      (52,999)     6.625-8.250           6.69
     Canceled                                       (10,251)     7.000-8.250           7.51
                                                  ---------
As of September 30, 1999                          3,103,875      $4.63-14.815     $    7.32      2,130,993
                                                  =========                                      =========


The following table summarizes information regarding stock options outstanding at September 30, 1999:

                                                                                OPTIONS
                                      OPTIONS OUTSTANDING                      EXERCISABLE
                           ------------------------------------------- ---------------------------
                                            WEIGHTED-
                                             AVERAGE        WEIGHTED-                  WEIGHTED-
                            OUTSTANDING     REMAINING       AVERAGE      EXERCISABLE    AVERAGE
            RANGE OF           AS OF       CONTRACTUAL      EXERCISE        AS OF       EXERCISE
         EXERCISE PRICE      09/30/99     LIFE IN YEARS     PRICE        09/30/99         PRICE
        ------------------ -------------- -------------- ------------- -------------- ------------
              $ 1.00-5.00        180,000       4.2           $ 4.7944        180,000     $ 4.7944
                5.01-7.50      1,649,500       6.2             6.4379        919,181       6.5925
               7.51-10.00      1,160,250       5.8             8.4340        953,437       8.4324
              10.01-12.50         60,375       7.4            11.5362         30,875      11.5223
              12.51-15.00         53,750       6.2            13.8372         47,500      13.9803
                           -------------                               -------------
                               3,103,875       6.0            $7.3161      2,130,993      $ 7.499
                           =============                               =============

10.    EARNINGS PER SHARE

A reconciliation of shares used in the computation of basic and diluted income
(loss) per share is as follows for the years ended September 30 (amounts in thousands):


                                                                          1999        1998     1997
                                                                        -------     -------   -------
              Shares for basic computation............................   11,282      10,893    10,449
              Potential shares from options............................      --          --       409
                                                                        -------     -------   -------
              Shares for diluted computation.........................    11,282      10,893    10,858
                                                                        =======     =======   ======


In 1999 and 1998, 150,000 and 145,000 potential shares from options were excluded from the reconciliation above, as the effect of including these shares in the calculation would be to decrease the loss per share.


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


12.    RELATED-PARTY TRANSACTIONS

The Company has entered into employment agreements extending for periods of up to four years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses.

In 1997, the Company recognized $1,715 of sales to BE Aerospace, Inc., an affiliated company. At September 30, 1998, receivables from affiliated companies were $185.


13.    COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

The Company entered into foreign exchange contracts, the last of which expires in January 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and/or Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. At September 30, 1999 and 1998, the Company had outstanding foreign exchange contracts with notional values of $2,344 and $2,503, respectively. These contracts had no carrying value and net unrealized losses of $638 and $246 as of September 30, 1999 and 1998, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

14.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in the fourth quarter of 1998. The restructuring, which was approved in 1998 and primarily implemented in fiscal 1999, included the shutdown of two older, less efficient production lines, relocation of certain operations to other locations and the elimination of approximately 200 full-time manufacturing and plant administrative positions, 160 of which were hourly and the remainder of which were salaried. The Company recorded a charge of $18,580 in the fourth quarter of 1998 comprised of approximately $12,090 for ongoing operating leases related to idled equipment, leased equipment, $4,100 in severance and outplacement costs, and $2,390 in other charges. At September 30, 1999, approximately $7,221 of these restructuring costs had been paid.

Implementation of this plan is nearing completion, with a total of 181 positions eliminated and the shutdown of the production lines now complete. Since September 1998, the Company has paid out $900 on leases related to idled equipment, $4,098 in severance or outplacement costs and $2,223 in other restructuring costs, resulting in an accrued restructuring balance of $11,359 at September 30, 1999. Of this balance, $11,190 represents lease costs, the majority of which are classified as a long-term liability.

In the fourth quarter of fiscal 1998, the Company wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. Of the amounts recorded for impairment, $1,526 relates to specialized equipment which is no longer used in the production process, and $1,400 represents an adjustment to the carrying value of the Covington facility to estimated fair value, resulting from an impairment caused by the shutdown of the affected production lines.

The Company also implemented a restructuring plan in the fourth quarter of 1997 and recorded charges of $4,500 primarily related to personnel reductions and the discontinuation of certain product lines. This restructuring program included the separation of approximately 50 hourly employees comprised of production line operators, maintenance employees and other plant personnel at one Company facility, and approximately 20 hourly personnel related to the closure of certain manufacturing assets of another facility, as well as costs related to other salaried personnel changes. As of September 30, 1999, all costs related to this restructuring had been paid.


15.    EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. The plan allows for funding of profit sharing and matching contributions in either Company stock or cash and is fully accrued in the accompanying consolidated financial statements. Aggregate contributions were made with Company stock valued at $1,058, $2,270 and $1,865 in 1999, 1998, and 1997, respectively.

The Company also has a non-qualified deferred compensation plan for certain executive employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment. In April 1999, the Company implemented a Supplemental Executive Retirement Plan under which certain executive employees receive benefits upon retirement. The amount of benefits is based on achievement of specified performance targets and years of service.

16.    LITIGATION

From time to time, the Company becomes involved in litigation which is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations.

17.    CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion, environmental and health care markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 20 percent of sales in fiscal 1999, and 18 and 16 percent of sales in 1998 and 1997, with no other customer accounting for more than 10 percent of sales in 1999, 1998 or 1997.

Information by geographic location was as follows for the years ended September 30:

                                                               1999          1998          1997
                                                             --------      --------      --------
          Sales:
             United States...........................        $192,627      $200,684     $ 219,467
              Foreign..................................        44,415        44,650        42,807
                                                             --------      --------      --------
                                                             $237,042      $245,334      $262,271
                                                             ========      ========      ========
          Operating Profit (exclusive of
              restructuring and impairment
              charges and write off of start-up
              costs):
              United States...........................       $ 11,902      $ 16,313      $ 21,152
              Foreign..................................         2,866         2,767         4,042
                                                             --------      --------      --------
                                                             $ 14,768      $ 19,080      $ 25,194
                                                             ========      ========      ========



No individual country, other than the United States, comprised more than 10 percent of consolidated sales or operating profit.

18.    SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1997, 1998 and 1999 were as follows:

                                                                          EARNINGS     EARNINGS
                                                                           (LOSS)       (LOSS)
                                    NET                      NET INCOME   PER SHARE    PER SHARE
                                   SALES     GROSS PROFIT     (LOSS)       BASIC(*)    DILUTED(*)
                                 --------     --------     --------      --------   --------
September 30, 1997
   1st quarter                   $ 59,445     $ 13,476     $  1,057      $    .10   $    .10
   2nd quarter                     68,492       15,277        1,750           .17        .16
   3rd quarter                     70,076       15,345          745           .07        .07
   4th quarter                     64,258       13,136       (2,156)         (.20)      (.20)

September 30, 1998
   1st quarter                   $ 56,416     $ 11,847     $   (753)     $   (.07)  $   (.07)
   2nd quarter                     62,439       11,414         (602)         (.05)      (.05)
   3rd quarter                     66,535       13,943        2,710           .24        .24
   4th quarter                     59,954       12,956      (14,257)        (1.29)     (1.29)

September 30, 1999
    1st quarter                  $ 55,445     $  7,941     $ (4,735)     $   (.43)  $   (.43)
    2nd quarter                    58,979       11,652         (863)         (.08)      (.08)
    3rd quarter                    62,269       13,757          194           .02        .02
    4th quarter                    60,349       15,091          735           .06        .06

-----------------------
(*) Earnings (Loss) Per Share is presented before change in accounting

The Company implemented restructuring plans in the fourth quarters of 1998 and 1997 and recorded charges of $18,580 and $4,500, respectively, before taxes. The Company also wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. The restructuring and impairment charges are discussed more fully in Note 14.

                              APPLIED EXTRUSION TECHNOLOGIES, INC.
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                         (In thousands)




                                                       ADDITIONS
                                       BALANCE AT      CHARGED TO
                                       BEGINNING       COSTS AND                     BALANCE AT
         DESCRIPTION                   OF PERIOD        EXPENSES     DEDUCTIONS     END OF PERIOD
         -----------                   ----------      ----------    ----------     -------------
 Allowance for doubtful accounts:
    1999                               $ 1,056          $ 1,217          $ 719         $ 1,554
    1998                                   745              832            521           1,056
    1997                                   750              285            290             745

                                  INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Applied Extrusion Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in
Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for certain start-up costs in 1998 to adopt the American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."



/s/ DELOITTE AND TOUCHE LLP
-----------------------------
Deloitte & Touche LLP


Boston, Massachusetts
November 19, 1999