Form 10-Q
period 1999-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2000-02-11
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES /X/    NO / /.

    The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of February 9, 2000 was 11,782,762.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                                      1999           1999
                                                                                   ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $   7,690      $   5,323
    Accounts receivable, net of allowance for doubtful accounts of $1,597
        on December 31, 1999 and $1,554 on September 30, 1999 ..................      38,301         36,857
    Inventory ..................................................................      44,397         38,611
    Prepaid expenses and deferred taxes ........................................       6,862          6,522
                                                                                   ---------      ---------
        Total current assets ...................................................      97,250         87,313
Property, plant and equipment, net .............................................     277,003        278,118
Intangibles and deferred finance charges, net ..................................       2,860          3,035
Long-term note receivable and other assets .....................................       6,957          6,584
                                                                                   ---------      ---------
                                                                                   $ 384,070      $ 375,050
                                                                                   ---------      ---------
                                                                                   ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable ...........................................................   $  20,716      $  18,144
    Accrued interest ...........................................................       5,264          9,113
    Accrued expenses and other current liabilities .............................      23,430         28,311
                                                                                   ---------      ---------
        Total current liabilities ..............................................      49,410         55,568
Long-term debt .................................................................     195,500        182,500
Deferred taxes and other credits ...............................................      36,891         37,941
Commitments and contingencies ..................................................          --             --

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 11,357 and
        11,575 shares issued at December 31, 1999 and September 30,
        1999, respectively .....................................................         119            116
Additional paid-in capital .....................................................      99,559         97,701
Retained earnings ..............................................................       6,427          5,269
Accumulated other comprehensive income (loss) ..................................      (1,393)        (1,528)
                                                                                   ---------      ---------
                                                                                     104,712        101,558
Treasury stock, at cost, and other, 248 and 247 shares at December 31,
            1999 and September 30, 1999, respectively ..........................      (2,443)        (2,517)
                                                                                   ---------      ---------
Total stockholders' equity .....................................................     102,269         99,041
                                                                                   ---------      ---------
                                                                                   $ 384,070      $ 375,050
                                                                                   ---------      ---------
                                                                                   ---------      ---------



See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                   1999               1998
                                                                 --------           --------
SALES .................................................          $ 60,151           $ 55,445
Cost of sales .........................................            45,275             47,504
                                                                 --------           --------
GROSS PROFIT ..........................................            14,876              7,941

OPERATING EXPENSES:
    Selling, general and administrative ...............             6,469              5,879
    Research and development ..........................             1,601              1,639
                                                                 --------           --------
        Total operating expenses ......................             8,070              7,518
                                                                 --------           --------

OPERATING PROFIT ......................................             6,806                423

NON-OPERATING EXPENSES:

    Interest expense, net .............................             4,997              4,852
    Acquisition costs .................................                --              3,462
                                                                 --------           --------
        Total non-operating expenses ..................             4,997              8,314
                                                                 --------           --------

Income (loss) before income taxes .....................             1,809             (7,891)
Income tax expense (benefit) ..........................            (3,156)               651
                                                                 --------           --------
NET INCOME (LOSS) .....................................          $  1,158           $ (4,735)
                                                                 --------           --------
                                                                 --------           --------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ....          $   0.10           $  (0.43)
                                                                 --------           --------
                                                                 --------           --------

AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
    Basic .............................................            11,681             11,112
    Diluted ...........................................            11,814             11,112



                        CONDENSED CONSOLIDATED STATEMENTS
                         OF COMPREHENSIVE INCOME (LOSS)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

Net income (loss) .........          $1,158          $(4,735)
Exchange rate changes .....             135             (508)
                                     ------          -------
COMPREHENSIVE INCOME (LOSS)          $1,293          $(5,243)
                                     ------          -------
                                     ------          -------



See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                    1999               1998
                                                                                                  --------           --------
OPERATING ACTIVITIES:
    Net income (loss) ..................................................................          $  1,158           $ (4,735)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts ................................................                93                 89
        Depreciation and amortization ..................................................             5,045              5,308
        Deferred taxes and other credits ...............................................            (3,861)            (1,252)
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets ..................................              (488)               (28)
            Accounts payable and accrued expenses ......................................            (2,420)            (6,156)
            Accounts receivable and inventory ..........................................            (7,322)             2,879
                                                                                                  --------           --------
                Net cash used in operating activities ..................................            (3,031)            (8,659)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment .........................................            (3,969)            (2,616)
                                                                                                  --------           --------
                Net cash used in investing activities ..................................            (3,969)            (2,616)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net .....................................            13,000             11,000
    Proceeds from issuance of stock, net ...............................................             1,860              1,235
                                                                                                  --------           --------
                Net cash provided by financing activities ..............................            14,860             12,235
    Effect of exchange rate changes on cash                                                            135               (508)
                                                                                                  --------           --------
    Increase in cash and cash equivalents, net .........................................             2,367              6,080
    Cash and cash equivalents, beginning ...............................................             5,323              2,279
                                                                                                  --------           --------
    Cash and cash equivalents, ending ..................................................          $  7,690           $  8,359
                                                                                                  --------           --------
                                                                                                  --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $578 and $705, respectively ........          $  9,126           $  9,401
        Income taxes ...................................................................                --                 --



See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


1.       BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission.

2.       INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on December 31, 1999 and September 30, 1999:


                                 DECEMBER     SEPTEMBER
                                   1999          1999
                               ----------    ----------
          Raw materials        $    7,288    $    7,191
          Finished goods           37,109        31,420
                               ----------    ----------
          Total                $  44,397     $  38,611
                               ----------    ----------
                               ----------    ----------



3.       EARNINGS PER SHARE

For the three months ended December 31, 1999, basic income per share was computed based on the weighted average number of common shares outstanding during the period of 11,681,376. Diluted income per share also includes the impact of 132,793 potential shares from options, computed using the treasury stock method. For the three months ended December 31, 1998, 178,000 potential shares from options were excluded from the shares used to calculate diluted earnings per share, as the effect of including these shares in the calculation would be to decrease the loss per share.

4.       COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

The Company entered into foreign exchange contracts, the last of which expired in January, 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. The Company had outstanding foreign exchange contracts with notional values of $1,512 and $2,161 at December 31, 1999 and 1998, respectively. These contracts had no carrying value and net unrealized losses of $714 and $299 as of December 31, 1999 and 1998, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 WITH THE THREE MONTHS ENDED DECEMBER 31, 1998

INTRODUCTION

The Company is the largest producer of oriented polypropylene ("OPP") films in North America. Consumer product companies worldwide use AET's OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to air, light and moisture to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the periods ended December 31, 1999 and 1998 are referred to as the first quarters of 2000 and 1999, respectively. All dollar amounts are in thousands.

RESULTS OF OPERATIONS


                                                     THREE MONTHS ENDED DECEMBER 31,
                                                          1999            1998
                                                         -------         -------
           Sales .............................            100.0%          100.0%
           Cost of sales .....................             75.3            85.7
           Gross profit ......................             24.7            14.3
           Selling, general and administrative             10.8            10.6
           Research and development ..........              2.7             3.0
           Operating profit ..................             11.3             0.1
           Interest expense ..................              8.3             8.8
           Net income (loss) .................              1.9            (8.5)



The Company reported record first quarter sales of $60,151, an increase of $4,706 or 8.5 percent over the same quarter in 1999, resulting from both an increase in OPP films sales volumes and an improved sales mix resulting from our extensive product development efforts over the past four years. Market conditions in the first quarter did not allow the Company to pass on all of its raw material cost increases; however the North American OPP films industry is expected to gradually strengthen due to steady growth in demand and lack of new production capacity in North America. Sales and operating profit derived from sales outside the United States were 16.5 percent of sales and 6.1 percent of operating profit, respectively, for the three months ended December 31, 1999, compared with 19.3 percent of sales and 8.5 percent of operating profit for the three months ended December 31, 1998.

Gross profit was $14,876 or 24.7 percent of sales, a record for the first quarter, compared with $10,846 or 19.6 percent of sales in the first quarter of 1999, exclusive of plant shutdown costs recorded in the 1999 quarter. Profitability increases continue to be driven by manufacturing improvements as manufacturing costs have been significantly reduced through increases in productivity realized through continuous improvement programs and the introduction of highly efficient production assets and improved mix of products sold.

Total operating expenses of $8,070 for the first quarter of fiscal 2000 were $552 higher than the first quarter of 1999, primarily due to increased sales, marketing and infrastructure expenses related to higher sales and production volumes, as well as annual salary and related benefits increases. Operating expenses were 13.5 percent of sales for the first quarter of 2000 compared with
13.6 percent of sales for the first quarter of 1999.

Net interest expense for the first quarter of 2000 of $4,997 was $145 higher than the borrowings in the first quarter of 1999 due to a slightly higher average debt balance in the first quarter of 2000.

Income tax as a percent of income before income taxes was 36 percent at December 31, 1999 and 40 percent at December 31, 1998. The lower percentage reflects the benefit of tax planning and is expected to remain at this level for at least the next two years.

LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders to provide bank financing. This credit agreement, as amended and restated, is a $70,000 revolving credit facility (the "Revolving Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date; or (ii) January 29, 2003. The Revolving Credit Facility is secured by all the assets of AET. It includes covenants that limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders, and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At December 31, 1999, AET had approximately $39,000 outstanding under its Revolving Credit Facility. The Company also has $150,000 of Senior Notes outstanding that are due on April 7, 2002 with 11.5 percent interest due semiannually on October 1 and April 1, and $6,500 of Revenue Bonds outstanding that are due November 4, 2004.

Operating activities in the first quarter of 2000 used $8,659 of cash, which was the result of net income of $5,307 before depreciation and amortization and other non-cash expenditures offset by an increase in working capital of $13,966. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $6,156, and increases in inventory, accounts receivable and prepaid expenses of $5,786, $1,537 and $488, respectively. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes and the Company's annual contributions to employee benefit plans. In addition, during the quarter, payments against restructuring reserves reduced such accounts by $786 to $11,380 at December 31, 1999. The remainder of the decreases in accounts payable and accruals, and the increases in inventory and receivables since September 30, 1999 are primarily the result of seasonality of the business.

YEAR 2000

AET's company-wide Year 2000 project is complete. The Company's transition to Year 2000 was incident-free, with no known Year 2000 problems within the Company or at any of our customers or third-party suppliers. The total cost associated with Year 2000 compliance activities was approximately $10,000, of which approximately $8,000 was spent on the new enterprise-wide system which was fully implemented by September 1999 and offers many enhancements in comparison to our previous systems. No critical information technology projects were deferred due to our Year 2000 compliance efforts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

See Note 4, "Commitments and Foreign Exchange Contracts" on page 5.

SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through borrowings under its Revolving Credit Facility. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At December 31,1999, the Company had no short term debt outstanding and had long term debt outstanding of $195,500, of which $39,000 was outstanding on its Revolving Credit Facility, which has a variable interest rate, based on either LIBOR or prime rates. A 10 percent adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $328.

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

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE RELATED TO THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, FLUCTUATIONS IN RAW MATERIALS AND OTHER PRODUCTION COSTS, THE LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CAPITAL PROJECTS, THE SUCCESS OF THE COMPANY'S EFFORTS TO EXPAND INTO NEW MARKETS AND OTHER RISKS DETAILED IN EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A. EXHIBITS

3.1                Amended and Restated Certificate of Incorporation.
3.1.1              Amendment dated February 26, 1992 to Amended and Restated
                   Certificate of Incorporation. 3.1.2(n) Amendment dated March
                   21, 1999 to Amended and Restated Certificate of
                   Incorporation.
3.2(k)             Amended and Restated By-Laws.
4.1(d)             Indenture dated as of April 7,1994 between the Registrant and
                   United States Trust Company of New York Trustee. 4.2(d) Form
                   of 11 1/2 percent Senior Note due 2002 (included in Exhibit
                   4.1). 4.3(a) Specimen Common Stock Certificate.
4.4(m)             Rights Agreement dated as of March 2, 1998 between the
                   Company and BankBoston, N.A., as Rights Agent. 10.1(n)
                   Amended and Restated Credit Agreement dated as of March 15,
                   1999 between the Registrant and The Chase Manhattan Bank as
                   Administrative Agent.
10.1.1(n)          Amendment No. 1 dated as of April 23, 1999 to the Amended and restated Credit Agreement dated as of March 15, 1999. 10.2(b)
                   1986 Stock Option Plan, as amended.
10.3(j)            Amendment dated December 7, 1999 to the 1986 Stock Option
                   Plan.
10.4(c)            1991 Stock Option Plan, as amended.
10.5(j)            Amendment dated December 7, 1999 to the 1991 Stock Option
                   Plan.
10.6(b)            1991 Stock Option Plan for Directors, as amended.
10.7(j)            Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors, as amended.
10.8(d)            1994 Stock Option Plan, as amended.
10.9(j)            Amendment dated December 7, 1999 to the 1994 Stock Option
                   Plan.
10.10(e)           1996 Employee Stock Purchase Plan.
10.11(g)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and Mark S. Abrahams.
10.12(g)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and David N. Terhune.
10.13(k)           Letter Agreement dated May 18, 1998 between the Registrant and David N. Terhune.
10.14(h)           Employment Agreement dated as of August 15, 1998 between the
                   Registrant and Anthony J. Allott.
10.15(k)           Letter Agreement dated May 18, 1998 between the Registrant and Anthony J. Allott.
10.16(g)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and Amin J. Khoury.
10.17(k)           Letter Agreement dated May 18, 1998 between the Registrant and Amin J. Khoury.
10.18(g)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and Thomas E. Williams.
10.19(k)           Letter Agreement dated May 18, 1998 between the Registrant and Thomas E. Williams.
10.20(o)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and Anthony J. Allott.
10.21(o)           Employment Agreement dated as of April 1, 1999 between the
                   Registrant and Gerald M. Haines II.
10.22(i)           Employment Agreement dated as of September 19, 1998 between the Registrant and Gerald M. Haines II.
10.23*             Amended and Restated Executive Deferred Compensation Plan
                   dated as of December 31, 1999.
10.24(j)           1999 Supplemental Executive Retirement Plan dated November
                   30, 1999.
10.25*             1999 Deferred Compensation Trust dated November 30, 1999.
10.26.1(l)         Equipment Lease Agreement dated as of December 29, 1997
                   between Registrant and LaSalle National Leasing Corporation.
10.26.2(n)         Letter Agreement dated April 28,1999, amending Equipment
                   Lease Agreement dated as of December 29, 1997.


10.27(k)           Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.
21(d)              Subsidiaries of the Registrant.
27*                Financial Data Schedule.
99(j)              Cautionary Statement for Purposes of the "Safe Harbor"
                   Provisions of the Private Securities Litigation Reform Act of
                   1995.



----------

(a) Contained in Exhibits to Registrant's Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-48841), filed with the Commission on June 25, 1992.
(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.
(e) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-31464), filed with the Commission on February 16, 1996.
(f) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(g) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1996.
(h) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.
(i) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1998.
(j) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1999.
(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.
(l) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.
(m) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.
(n) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.
(o) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1999.
(p) Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.
(q) Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.


*   Filed herewith

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

                                  APPLIED EXTRUSION TECHNOLOGIES, INC.
                                             (Registrant)


                                  By: /s/ Anthony J. Allott
                                      -------------------------------
                                      Anthony J. Allott
                                      Vice President, Chief Financial
                                      Officer and Treasurer
                                      February 11, 2000