Form 10-Q/A
period 1999-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2000-02-14
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                   1999               1998
                                                                 --------           --------
SALES .................................................          $ 60,151           $ 55,445
Cost of sales .........................................            45,275             47,504
                                                                 --------           --------
GROSS PROFIT ..........................................            14,876              7,941

OPERATING EXPENSES:
    Selling, general and administrative ...............             6,469              5,879
    Research and development ..........................             1,601              1,639
                                                                 --------           --------
        Total operating expenses ......................             8,070              7,518
                                                                 --------           --------

OPERATING PROFIT ......................................             6,806                423

NON-OPERATING EXPENSES:

    Interest expense, net .............................             4,997              4,852
    Acquisition costs .................................                --              3,462
                                                                 --------           --------
        Total non-operating expenses ..................             4,997              8,314
                                                                 --------           --------

Income (loss) before income taxes .....................             1,809             (7,891)
Income tax expense (benefit) ..........................               651             (3,156)
                                                                 --------           --------
NET INCOME (LOSS) .....................................          $  1,158           $ (4,735)
                                                                 --------           --------
                                                                 --------           --------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ....          $   0.10           $  (0.43)
                                                                 --------           --------
                                                                 --------           --------

AVERAGE COMMON AND POTENTIAL COMMON SHARES OUTSTANDING:
    Basic .............................................            11,681             11,112
    Diluted ...........................................            11,814             11,112



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

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                    1999               1998
                                                                                                  --------           --------
OPERATING ACTIVITIES:
    Net income (loss) ..................................................................          $  1,158           $ (4,735)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts ................................................                93                 89
        Depreciation and amortization ..................................................             5,308              5,045
        Deferred taxes and other credits ...............................................            (1,252)            (3,861)
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets ..................................              (488)               (28)
            Accounts payable and accrued expenses ......................................            (6,156)            (2,420)
            Accounts receivable and inventory ..........................................            (7,322)             2,879
                                                                                                  --------           --------
                Net cash used in operating activities ..................................            (8,659)            (3,031)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment .........................................            (3,969)            (2,616)
                                                                                                  --------           --------
                Net cash used in investing activities ..................................            (3,969)            (2,616)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net .....................................            13,000             11,000
    Proceeds from issuance of stock, net ...............................................             1,860              1,235
                                                                                                  --------           --------
                Net cash provided by financing activities ..............................            14,860             12,235
    Effect of exchange rate changes on cash                                                            135               (508)
                                                                                                  --------           --------
    Increase in cash and cash equivalents, net .........................................             2,367              6,080
    Cash and cash equivalents, beginning ...............................................             5,323              2,279
                                                                                                  --------           --------
    Cash and cash equivalents, ending ..................................................          $  7,690           $  8,359
                                                                                                  --------           --------
                                                                                                  --------           --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $578 and $705, respectively ........          $  9,126           $  9,401
        Income taxes ...................................................................                --                 --



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