Form 10-Q
period 2000-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2000-05-12
CIK 874389

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of May 10, 2000 was 11,967,156.


===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,      SEPTEMBER 30,
                                                                                      2000              1999
                                                                                      ----              ----
ASSETS
Current assets:
    Cash and cash equivalents...................................................  $   5,374        $   5,323
    Accounts receivable, net of allowance for doubtful accounts of $1,506
        at March 31, 2000 and $1,554 at September 30, 1999......................     45,162           36,857
    Inventory...................................................................     48,028           38,611
    Prepaid expenses and deferred taxes.........................................      7,048            6,522
                                                                                   --------         --------
            Total current assets................................................    105,612           87,313
Property, plant and equipment, net..............................................    277,012          278,118
Intangibles and deferred finance charges, net...................................      2,609            3,035
Long-term note receivable and other assets......................................      6,308            6,584
                                                                                   --------         --------
                                                                                  $ 391,541        $ 375,050
                                                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................  $  17,140        $  18,144
    Accrued interest............................................................      9,768            9,113
    Accrued expenses and other current liabilities..............................     22,934           28,311
                                                                                   --------        ---------
            Total current liabilities...........................................     49,842           55,568
Long-term debt..................................................................    201,500          182,500
Deferred taxes and other credits................................................     35,745           37,941
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 11,968 and
    11,575 shares issued at March 31, 2000 and September 30, 1999,
    respectively................................................................        120              116
Additional paid-in capital......................................................    100,035           97,701
Retained earnings...............................................................      8,230            5,269
Accumulated other comprehensive loss............................................     (1,375)          (1,528)
                                                                                   --------         --------
                                                                                    107,010          101,558
Treasury stock, at cost, and other, 245 and 247 shares at March 31, 2000
    and September 30, 1999, respectively........................................     (2,556)          (2,517)
                                                                                   --------         --------
Total stockholders' equity .....................................................    104,454           99,041
                                                                                   --------         --------
                                                                                  $ 391,541        $ 375,050
                                                                                  =========         =========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                               2000         1999
                                                                                              ------       ------
SALES...........................................................................            $  68,745     $ 58,979
Cost of sales...................................................................               51,958       47,327
                                                                                           ----------    ---------
GROSS PROFIT....................................................................               16,787       11,652

OPERATING EXPENSES:
    Selling, general and administrative.........................................                6,994        6,383
    Research and development....................................................                1,793        1,839
                                                                                           -----------   ----------
        Total operating expenses................................................                8,787        8,222
                                                                                           -----------   ----------

OPERATING PROFIT................................................................                8,000        3,430

NON-OPERATING EXPENSES:
    Interest expense, net.......................................................                5,183        4,869
                                                                                           -----------   ----------
        Total non-operating expenses............................................                5,183        4,869
                                                                                           -----------   ----------

Income (loss) before income taxes...............................................                2,817       (1,439)
Income tax expense (benefit)....................................................                1,014         (576)
                                                                                           -----------   ----------
NET INCOME (LOSS)...............................................................             $  1,803     $   (863)
                                                                                           ==========    ==========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE..............................             $    .15     $  (0.08)
                                                                                           ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.......................................................................               11,774       11,309
    Diluted.....................................................................               12,195       11,309


                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

Net income (loss)...............................................................             $  1,803      $  (863)
Exchange rate changes...........................................................                   18          456
                                                                                             --------      --------
COMPREHENSIVE INCOME (LOSS).....................................................             $  1,821      $  (407)
                                                                                            =========      ========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                               2000         1999
                                                                                               ----         ----
SALES...........................................................................            $128,896     $114,424
Cost of sales...................................................................              97,233       94,831
                                                                                            ----------   ----------
GROSS PROFIT....................................................................              31,663       19,593

OPERATING EXPENSES:
    Selling, general and administrative.........................................              13,463       12,262
    Research and development....................................................               3,394        3,478
                                                                                            ----------   ----------
        Total operating expenses................................................              16,857       15,740
                                                                                            ----------   ----------

OPERATING PROFIT................................................................              14,806        3,853

NON-OPERATING EXPENSES:
    Interest expense, net.......................................................              10,180        9,721
    Acquisition costs...........................................................                  --        3,462
                                                                                            ----------   ----------
        Total non-operating expenses............................................              10,180       13,183
                                                                                            ----------   ----------

Income (loss) before income taxes...............................................               4,626       (9,330)
Income tax expense (benefit)....................................................               1,665       (3,732)
                                                                                            ----------   ----------
NET INCOME (LOSS)...............................................................           $   2,961    $  (5,598)
                                                                                            ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic.......................................................................           $     .26    $   (0.50)
    Diluted.....................................................................                 .25        (0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.......................................................................              11,594       11,209
    Diluted.....................................................................              11,858       11,209



                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

Net income (loss)...............................................................         $     2,961   $  (5,598)
Exchange rate changes...........................................................                 153         (52)
                                                                                         -----------   ----------

COMPREHENSIVE INCOME (LOSS).....................................................         $     3,114   $  (5,650)
                                                                                         ===========   ==========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                              2000          1999
                                                                                              ----          ----
OPERATING ACTIVITIES:
    Net income (loss) ..........................................................         $    2,961   $   (5,598)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts.........................................                186          180
        Depreciation and amortization...........................................             10,609       10,133
        Deferred taxes and other credits........................................             (2,214)      (6,056)
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets...........................               (319)      (1,775)
            Accounts payable and accrued expenses...............................             (5,724)       1,388
            Accounts receivable and inventory...................................            (17,907)        (405)
                                                                                          ---------   -----------
                Net cash used in operating activities...........................            (12,408)      (2,133)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment..................................             (9,031)      (8,907)
                                                                                          ---------   ----------
                Net cash used in investing activities...........................             (9,031)      (8,907)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net..............................             19,000       13,500
    Proceeds from issuance of stock, net........................................              2,337        1,885
                                                                                         ----------   -----------
                Net cash provided by financing activities.......................             21,337       15,385
    Effect of exchange rate changes on cash.....................................                153          (52)
                                                                                         ----------   -----------
    Increase in cash and cash equivalents, net..................................                 51        4,293
    Cash and cash equivalents, beginning........................................              5,323        2,279
                                                                                         ----------   -----------
    Cash and cash equivalents, ending...........................................         $    5,374   $    6,572
                                                                                         ==========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $1,190 and $1,371,
           respectively.........................................................         $   10,170   $    10,387
        Income taxes............................................................                 --            --


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)


1.     BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Applied Extrusion Technologies, Inc. and its consolidated subsidiaries (collectively, the "Company" or "AET") for the periods indicated. Results of operations for the interim periods ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission.


2.     INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on March 31, 2000 and December 31, 1999:

                                                      MARCH      SEPTEMBER
                                                       2000        1999
                                                       ----        ----
                        Raw materials                $   8,467    $    7,191
                        Finished goods                  39,561        31,420
                                                     ---------    ----------
                        Total                        $  48,028    $   38,611
                                                     =========   ===========


3.    EARNINGS PER SHARE

For the three and six months ended March 31, 2000, basic income per share of $.15 and $.26, respectively, was computed based on the weighted average number of common shares outstanding during the period. Diluted income per share also includes the impact of 421,000 and 264,000 potential shares from options for the three and six months ended March 31, 2000, respectively, computed using the treasury stock method.


4.     COMMITMENTS AND FOREIGN EXCHANGE CONTRACTS

The Company entered into foreign exchange contracts, the last of which expires in May, 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies are deferred and reported as part of the capitalized asset. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. The Company had outstanding foreign exchange contracts with notional values of $1,359 and $2,198 at March 31, 2000 and 1999, respectively. These contracts had no carrying value and net unrealized losses of $833 and $482 as of March 31, 2000 and 1999, respectively. The Company does not enter into foreign exchange contracts for trading purposes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2000 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1999


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

For the purposes of this discussion and analysis, the periods ended March 31, 2000 and 1999 are referred to as the second quarters of 2000 and 1999, respectively. All dollar amounts are in thousands.

RESULTS OF OPERATIONS
                                                                          THREE MONTHS                  SIX MONTHS
                                                                          ENDED MARCH 31,               ENDED MARCH 31
                                                                        -------------------           ------------------
                                                                        2000           1999           2000        1999
                                                                        ----           ----           ----        ----
             Sales.....................................                 100.0%        100.0%          100.0%      100.0%
             Cost of sales.............................                  75.6          80.2            75.4        82.9
             Gross profit..............................                  24.4          19.8            24.6        17.1
             Selling, general and administrative.......                  10.2          10.8            10.4        10.7
             Research and development..................                   2.6           3.1             2.6         3.0
             Operating profit..........................                  11.6           5.8            11.5         3.4
             Interest expense..........................                   7.5           8.3             7.9         8.5
             Net income (loss).........................                   2.6          (1.5)            2.3        (4.9)

The Company reported record second quarter sales of $68,745, an increase of $9,766 or 16.6 percent over the same quarter in 1999, resulting from both a double-digit increase in OPP films sales volume and an enhanced product mix as a result of extensive product development efforts over the past four years. Sales in the first six months of 2000 increased 12.6 percent to $128,896 compared with $114,424 in the first six months of fiscal 1999. Annual OPP films industry demand growth of approximately 6.0 percent continued to absorb excess industry capacity, and should allow more favorable pricing starting in 2001. Sales and operating profit derived from sales outside the United States were 19.9 percent of sales and 7.7 percent of operating profit, respectively, for the three months ended March 31, 2000, compared with 18.7 percent of sales and 10.1 percent of operating profit for the three months ended March 31, 1999. For the six months ended March 31, 2000, sales and operating profit derived from sales outside the United States were 18.3 percent of sales and 6.9 percent of operating profit, respectively, compared to 18.6 percent of sales and 7.2 percent of operating profit for the six months ended March 31, 1999.

Gross profit was $16,787 or 24.4 percent of sales, compared with $11,652 or 19.8 percent of sales in the second quarter of 1999, in spite of industry overcapacity and substantial increases in resin costs, only a portion of which have been passed on to our customers. Increased volume, continued improvements in manufacturing efficiency and high-end differentiated products continued to drive profitability as second quarter gross profit increased by 44.1 percent over the second quarter of 1999. Gross profit for the six months ended March 31, 2000 was $31,663, or 40.7 percent higher than gross profit in the same period of 1999. Gross margin for the first six months of 2000 was 24.6 percent of sales, compared with 19.7 percent in 1999, after adjusting for the cost of a temporary plant shutdown recorded in the first quarter of 1999.

Total operating expenses of $8,787 for the second quarter of fiscal 2000 represented 12.8 percent of sales versus 13.9 percent in the second quarter of 1999. Sales, marketing and infrastructure expenses increased to support higher sales and production volume. For the six months ended March 31, 2000 and March 31, 1999, operating expenses were 13.1 and 13.8 percent of sales, respectively, as sales grew faster than operating expenses, resulting in a 119 percent increase in operating profit, after adjusting for the cost of a temporary plant shutdown recorded in the first quarter of 1999.

Net interest expense for the second quarter of 2000 of $5,183 was $314 higher than interest in the second quarter of 1999 due to a higher average debt balance and higher interest rates on the Revolving Credit Facility in the second quarter of 2000.

Income tax as a percent of income before income taxes was 36 percent for the three and six months ended March 31, 2000 and 40 percent for the three and six months ended March 31, 1999. The lower percentage reflects the benefit of tax planning and is expected to remain at this level for at least the next two years.


LIQUIDITY AND CAPITAL RESOURCES

In April 2000, the Company amended and restated its principal bank lending agreement to increase the revolving credit facility (the "Revolving Credit Facility) to $80,000. The Revolving Credit Facility has a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date; or (ii) January 29, 2003. The Revolving Credit Facility is secured by all the assets of AET. It includes covenants that limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At March 31, 2000, AET had $45,000 outstanding under its Revolving Credit Facility. The Company also has $150,000 of Senior Notes outstanding that are due on April 7, 2002 with 11.5 percent interest due semiannually on October 1 and April 1 and $6,500 of Revenue Bonds outstanding that are due November 4, 2004.

Operating activities used $12,408 of cash for the six months ended March 31, 2000, which was the result of net income of $11,542 before depreciation and amortization and other non-cash expenditures offset by a seasonal increase in working capital of $23,950. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $5,724, and increases in inventory, accounts receivable, prepaid expenses and other current assets of $9,417, $8,490 and $319, respectively. Accounts payable and accrued expenses decreased primarily due to payments for raw materials. In addition, during the quarter, payments against restructuring reserves reduced such accounts by $734 to $10,647 at March 31, 2000. The increases in inventory and receivables since September 30, 1999 are primarily the result of seasonality of the business.


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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FOREIGN EXCHANGE CONTRACTS

See Note 4, "Commitments and Foreign Exchange Contracts" on page 6.


SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through borrowings under its Revolving Credit Facility. The Company's policy has been to utilize United States Dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At March 31, 2000, the Company had no short-term debt outstanding and had long-term debt outstanding of $201,500, of which $45,000 was outstanding on its Revolving Credit Facility, which has a variable interest rate, based on either LIBOR or prime rates. A 10 percent adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $387.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 26, 2000 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 9,474,602 shares of common stock were represented at the meeting by proxy.

At the Annual Meeting, Messrs. Nader A. Golestaneh and Paul W. Marshall were elected as Class II Directors of the Company for a term of three years expiring at the Company's 2003 Annual Meeting. In the case of Mr. Golestaneh, 8,117,275 shares were voted in favor of his election and 1,357,327 votes were withheld; and in the case of Mr. Marshall, 8,117,275 shares were voted in favor of his election and 1,357,327 votes were withheld. The following directors' terms continued after the Annual Meeting: Messrs. Amin J. Khoury, Thomas E. Williams, Mark M. Harmeling, Richard G. Hamermesh and Joseph J. O'Donnell.

In addition, the number of option shares available for grant under the Company's 1994 Stock Option Plan (the "Option Plan") was increased by 500,000 shares. The voting for the amendment to the Option Plan was as follows: 5,705,351 in favor; 3,303,191 opposed; 424,456 abstained; and 41,604 did not vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

3.1       Amended and Restated Certificate of Incorporation.

3.1.1 Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.

3.1.2(m) Amendment dated March 21, 1999 to Amended and Restated Certificate of Incorporation.

3.2(j)    Amended and Restated By-Laws.

4.1(d) Indenture dated as of April 7,1994 between the Registrant and United States Trust Company of New York Trustee.

4.2(d)    Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.1).

4.3(a)    Specimen Common Stock Certificate.

4.4(l) Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.

10.1(m) Amended and Restated Credit Agreement dated as of March 15, 1999 between the Registrant and The Chase Manhattan Bank as Administrative Agent.

10.1.1(m) Amendment No. 1 dated as of April 23, 1999 to the Amended and restated
          Credit Agreement dated as of March 15, 1999.

10.1.2*   Amended and Restated Credit Agreement dated as of April 12, 2000.

10.2(b)   1986 Stock Option Plan, as amended.

10.3(i)   Amendment dated December 7, 1999 to the 1986 Stock Option Plan.

10.4(c)   1991 Stock Option Plan, as amended.

10.5(i)   Amendment dated December 7, 1999 to the 1991 Stock Option Plan.

10.6(b)   1991 Stock Option Plan for Directors, as amended.

10.7(i) Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors, as amended.

10.8(d)   1994 Stock Option Plan, as amended.

10.9(i)   Amendment dated December 7, 1999 to the 1994 Stock Option Plan.

10.10(e)  1996 Employee Stock Purchase Plan.

10.11(f) Employment Agreement dated as of April 1, 1999 between the Registrant and Mark S. Abrahams.

10.12(f) Employment Agreement dated as of April 1, 1999 between the Registrant and David N. Terhune.

10.13(j) Letter Agreement dated May 18, 1998 between the Registrant and David N. Terhune.

10.14(g) Employment Agreement dated as of August 15, 1998 between the Registrant and Anthony J. Allott.

10.15(j) Letter Agreement dated May 18, 1998 between the Registrant and Anthony J. Allott.

10.16(f) Employment Agreement dated as of April 1, 1999 between the Registrant and Amin J. Khoury.

10.17(j) Letter Agreement dated May 18, 1998 between the Registrant and Amin J. Khoury.

10.18(f) Employment Agreement dated as of April 1, 1999 between the Registrant and Thomas E. Williams.

10.19(j) Letter Agreement dated May 18, 1998 between the Registrant and Thomas E. Williams.

10.20(n) Employment Agreement dated as of April 1, 1999 between the Registrant and Anthony J. Allott.

10.21(n) Employment Agreement dated as of April 1, 1999 between the Registrant and Gerald M. Haines II.

10.22(h) Employment Agreement dated as of September 19, 1998 between the Registrant and Gerald M. Haines II.

10.23(l) Amended and Restated Executive Deferred Compensation Plan dated as of December 31, 1999.

10.24(j)   1999 Supplemental Executive Retirement Plan dated November 30, 1999.

10.25(l)   1999 Deferred Compensation Trust dated November 30, 1999.

10.26.1(k) Equipment Lease Agreement dated as of December 29, 1997 between
           Registrant and LaSalle National Leasing Corporation.

10.26.2(m) Letter Agreement dated April 28,1999, amending Equipment Lease
           Agreement dated as of December 29, 1997.

10.27(j) Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.

21(d)      Subsidiaries of the Registrant.

27*        Financial Data Schedule.

99(i) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.

(l) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.

(m) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.

(n) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1999.

(o)  Contained in Exhibits to the Registrant's Form 8-K dated January 2, 1998.

(p)  Contained in Exhibits to the Registrant's Form 8-K dated March 6, 1998.


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

                                    APPLIED EXTRUSION TECHNOLOGIES, INC.
                                               (Registrant)


                                    By: /s/ Anthony J. Allott
                                        ----------------------------------------
                                        Anthony J. Allott
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        May 12, 2000