Form 10-Q
period 2000-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2000-08-04
CIK 874389

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

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 1, 2000 was 11,836,036.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,       SEPTEMBER 30,
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                  (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents...................................................... $  2,266         $  5,323
    Accounts receivable, net of allowance for doubtful accounts of $1,639
           at June 30, 2000 and $1,554 at September 30, 1999.......................   45,477           36,857
    Inventory......................................................................   48,216           38,611
    Prepaid expenses and deferred taxes............................................    6,144            6,522
                                                                                    --------         --------
            Total current assets...................................................  102,103           87,313

Property, plant and equipment, net.................................................  277,365          278,118
Intangibles and deferred finance charges, net......................................    2,749            3,035
Long-term note receivable and other assets.........................................    8,555            6,584
                                                                                    ---------        ---------
                                                                                    $ 390,772        $ 375,050
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................... $  13,431        $ 18,144
    Accrued interest...............................................................     5,763           9,113
    Accrued expenses and other current liabilities.................................    31,721          28,311
                                                                                    ---------        ---------
            Total current liabilities..............................................    50,915          55,568

Long-term debt.....................................................................   207,500         182,500
Deferred taxes and other credits...................................................    28,175          37,941
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 11,968 and
        11,575 shares issued at June 30, 2000 and September 30, 1999,
        respectively ..............................................................       120             116
Additional paid-in capital.........................................................   100,038          97,701
Retained earnings..................................................................     8,251           5,269
Accumulated other comprehensive loss...............................................    (1,853)         (1,528)
                                                                                    ---------        ---------
                                                                                      106,556         101,558
Treasury stock, at cost, and other, 245 and 247 shares at June 30, 2000
        and September 30, 1999, respectively.......................................    (2,374)         (2,517)
                                                                                    ---------        ---------
Total stockholders' equity ........................................................   104,182          99,041
                                                                                    ---------        ---------
                                                                                    $ 390,772         $ 375,050
                                                                                    =========         =========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                              2000          1999
                                                           (UNAUDITED)

SALES.............................................          $  73,700     $ 62,269
Cost of sales.....................................             59,398       48,512
                                                            ---------     --------
GROSS PROFIT......................................             14,302       13,757

OPERATING EXPENSES:
    Selling, general and administrative...........              7,029        6,903
    Research and development......................              1,779        1,933
                                                            ---------     --------
        Total operating expenses..................              8,808        8,836
                                                            ---------     --------

OPERATING PROFIT..................................              5,494        4,921

NON-OPERATING EXPENSES:
    Interest expense, net.........................              5,461         4,597
                                                            ---------     --------
        Total non-operating expenses..............              5,461         4,597
                                                            ---------     --------

Income before income taxes........................                 33          324
Income tax expense................................                 12          130
                                                            ---------     --------
NET INCOME........................................          $      21     $    194
                                                            =========     ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE.......          $     .00     $   0.02
                                                            =========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.........................................             11,786       11,439
    Diluted.......................................             11,938       11,439

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

Net income........................................          $      21     $    194
Exchange rate changes.............................               (478)         764
                                                            ---------     --------
COMPREHENSIVE INCOME (LOSS).......................          $    (457)    $    958
                                                            =========     ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                     2000         1999
                                                                 (UNAUDITED)

SALES.............................................                 $202,596     $176,693
Cost of sales.....................................                  156,631      143,343
                                                                   --------     --------
GROSS PROFIT......................................                   45,965       33,350

OPERATING EXPENSES:
    Selling, general and administrative...........                   20,492       19,165
    Research and development......................                    5,173        5,411
                                                                   --------     --------
        Total operating expenses..................                   25,665       24,576
                                                                   --------     --------

OPERATING PROFIT..................................                   20,300        8,774

NON-OPERATING EXPENSES:
    Interest expense, net.........................                   15,641       14,320
    Acquisition costs.............................                       --        3,462
                                                                   --------     --------
        Total non-operating expenses..............                   15,641       17,782
                                                                   --------     --------

Income (loss) before income taxes.................                    4,659       (9,008)
Income tax expense (benefit)......................                    1,677       (3,603)
                                                                   --------     --------
NET INCOME (LOSS).................................                 $  2,982     $ (5,405)
                                                                   ========     ========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic.........................................                 $    .26     $  (0.48)
    Diluted.......................................                      .25        (0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.........................................                   11,658       11,287
    Diluted.......................................                   11,982       11,287


                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

Net income (loss).................................                 $  2,982     $ (5,405)
Exchange rate changes.............................                     (325)         712
                                                                   --------     --------
COMPREHENSIVE INCOME (LOSS).......................                 $  2,657     $  (4,693)
                                                                   ========     ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                               2000          1999
                                                                                               ----          ----
                                                                                            (UNAUDITED)

OPERATING ACTIVITIES:
    Net income (loss) .....................................................................  $  2,982       $ (5,405)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts....................................................       319            767
        Depreciation and amortization......................................................    15,728         14,827
        Deferred taxes and other credits...................................................   (10,364)       (11,315)
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets......................................    (1,276)        (1,080)
            Accounts payable and accrued expenses..........................................    (4,656)        (5,791)
            Accounts receivable and inventory..............................................   (18,543)         7,637
                                                                                             --------       --------
                Net cash used in operating activities......................................   (15,810)          (360)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment.............................................   (14,263)       (16,460)
        Acquisition of AEP assets..........................................................        --        (13,316)
        Proceeds from sale/leaseback transaction...........................................        --         29,940
                                                                                             --------       --------
                Net cash provided by (used in) investing activities........................   (14,263)           164

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net.........................................    25,000         1,000
    Proceeds from issuance of stock, net...................................................     2,341         2,175
                                                                                             --------       -------
                Net cash provided by financing activities..................................    27,341         3,175
    Effect of exchange rate changes on cash................................................      (325)          712
                                                                                             --------       -------
    Increase (decrease) in cash and cash equivalents, net..................................    (3,057)        3,691
    Cash and cash equivalents, beginning...................................................     5,323         2,279
                                                                                             --------       -------
    Cash and cash equivalents, ending......................................................  $  2,266       $ 5,970
                                                                                             ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $1,801 and $2,182, respectively........  $ 20,191       $16,904
        Income taxes.......................................................................       174            --

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the consolidated results of operations of Applied Extrusion Technologies, Inc. and its consolidated subsidiaries (collectively, the "Company" or "AET") for the periods indicated. Results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission.

2.     INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on June 30, 2000 and September 30, 1999:

                                                       JUNE      SEPTEMBER
                                                       2000          1999
                                                       ----          ----
                        Raw materials                $  9,426    $   7,191
                        Finished goods                 38,790       31,420
                                                     --------    ---------
                        Total                        $ 48,216    $  38,611
                                                     ========    =========

3.    EARNINGS PER SHARE

For the three and nine months ended June 30, 2000, basic income per share of $.00 and $.26, respectively, was computed based on the weighted average number of common shares outstanding during the period. Diluted income per share also includes the impact of 152,000 and 324,000 potential shares from options for the three and nine months ended June 30, 2000, respectively, computed using the treasury stock method.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2000 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1999

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

For the purposes of this discussion and analysis, the periods ended June 30, 2000 and 1999 are referred to as the third quarters of 2000 and 1999, respectively. All dollar amounts are in thousands.

RESULTS OF OPERATIONS

                                                                  THREE MONTHS                  NINE MONTHS
                                                                 ENDED JUNE 30,                ENDED JUNE 30
                                                                 --------------                -------------
                                                              2000           1999           2000        1999
                                                              ----           ----           ----        ----

             Sales.................................          100.0%          100.0%        100.0%      100.0%
             Cost of sales.........................           80.6            77.9          77.3        81.1
             Gross profit..........................           19.4            22.1          22.7        18.9
             Selling, general and administrative...            9.5            11.1          10.1        10.8
             Research and development..............            2.4             3.1           2.6         3.1
             Operating profit......................            7.5             7.9          10.0         5.0
             Interest expense......................            7.4             7.4           7.7         8.1
             Net income (loss).....................            0.0              .3           1.5        (3.1)

The Company reported third quarter sales of $73,700, an increase of $11,431 or
18.4 percent over the same quarter in 1999, resulting from both a 16 percent increase in OPP films sales volume and higher average selling prices. Sales in the first nine months of 2000 increased 14.7 percent to $202,596 compared with $176,693 in the first nine months of fiscal 1999. Average annual OPP films industry demand growth of approximately 6.0 percent continued to absorb excess industry capacity, and should allow more favorable pricing starting in fiscal 2001. Sales and operating profit derived from sales outside the United States were 19.6 percent of sales and 2.6 percent of operating profit, respectively, for the three months ended June 30, 2000, compared with 18.6 percent of sales and 8.0 percent of operating profit for the three months ended June 30, 1999. For the nine months ended June 30, 2000, sales and operating profit derived from sales outside the United States were 18.8 percent of sales and 6.8 percent of operating profit, respectively, compared to 18.6 percent of sales and 7.6 percent of operating profit for the nine months ended June 30, 1999.

Gross profit for the third quarter was $14,302 or 19.4 percent of sales, compared with $13,757 or 22.1 percent of sales in the third quarter of 1999, due to significantly higher raw material costs partially offset by improved manufacturing efficiencies and higher average selling prices. The cost of polypropylene resin, the Company's primary raw material, has risen unexpectedly as the result of the dramatic increase in the price of crude oil. Specifically, polypropylene resin prices have increased 74 percent from the second quarter of fiscal 1999 and 27 percent over the past five months. Only a portion of these resin cost increases have been successfully passed on to the Company's customers in the form of price increases, due to the excess capacity that still exists in the OPP films industry.

Gross profit for the nine months ended June 30, 2000 was $45,965, or 37.8 percent higher than gross profit in the same period of 1999. Gross margin for the first nine months of 2000 was 22.7 percent of sales, compared with 20.5 percent in 1999, after adjusting for the cost of a temporary plant shutdown recorded in the first quarter of 1999. Increased volume, improvements in manufacturing efficiency and high-end differentiated products continued to drive profitability, although significantly increased raw material costs offset their impact, resulting in a decrease in gross margin from the second to the third fiscal quarter

Total operating expenses of $8,808 for the third quarter of fiscal 2000 represented 12.0 percent of sales compared with $8,836, or 14.2 percent of sales in the third quarter of 1999. For the nine months ended June 30, 2000 and June 30, 1999, operating expenses were 12.7 and 13.9 percent of sales, respectively, as sales grew faster than operating expenses in the latter period. This resulted in a 73.8 percent increase in operating profit, after adjusting for the cost of a temporary plant shutdown recorded in the first quarter of 1999.

Net interest expense for the third quarter of 2000 of $5,461 was $864 higher than net interest expense in the third quarter of 1999 due to a higher average debt balance and higher interest rates on the Revolving Credit Facility in the third quarter of 2000.

Income tax as a percent of income before income taxes was 36 percent for the three and nine months ended June 30, 2000 and 40 percent for the three and nine months ended June 30, 1999. The lower percentage reflects the benefit of tax planning and is expected to remain at this level for at least the next two years.

LIQUIDITY AND CAPITAL RESOURCES

In April 2000, the Company amended and restated its principal bank lending agreement to increase the revolving credit facility (the "Revolving Credit Facility") to $80,000 from $70,000. The Revolving Credit Facility has a final maturity of the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date; or (ii) January 29, 2003. The Revolving Credit Facility is secured by all the assets of AET. It includes covenants that limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At June 30, 2000, AET had $51,000 outstanding under its Revolving Credit Facility. The Company also has $150,000 of Senior Notes outstanding that are due on April 7, 2002 with 11.5 percent interest due semiannually on October 1 and April 1 and $6,500 of Revenue Bonds outstanding that are due November 4, 2004.

Operating activities used $15,810 of cash for the nine months ended June 30, 2000, which was the result of net income of $8,665 before depreciation and amortization and other non-cash expenditures offset by an increase in working capital of $24,475. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $4,656, and increases in inventory, accounts receivable, prepaid expenses and other current assets of $9,605, $8,938 and $1,276, respectively. In addition, during the quarter, payments against restructuring reserves reduced such accounts by $534 to $10,112 at June 30, 2000.

INFLATION

Management reviews the prices charged for its products on a regular basis. When market conditions allow, adjustments are made to reflect changes in product costs due to fluctuations in the cost of materials and labor as well as inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support any direct correlation between raw material cost fluctuations and finished product films pricing as evidenced by current market dynamics.

SEASONAL NATURE OF CERTAIN OPP MARKETS

Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods, although actual results can be influenced by numerous factors, such as raw materials costs, competitive prices and other matters discussed in this report.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

None.

SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through borrowings under its Revolving Credit Facility. The Company's policy has been to utilize United States Dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long term debt is generally used to finance long term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At June 30, 2000, the Company had no short-term debt outstanding and had long-term debt outstanding of $207,500, of which $51,000 was outstanding on its Revolving Credit Facility, which has a variable interest rate, based on either LIBOR or prime rates. A 10 percent adverse change in interest rates on the portion of the Company's debt bearing interest at a variable rate would result in an increase in interest expense of approximately $495.

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

                           PART II - OTHER INFORMATION

ITEMS 1-3.  Not Applicable

ITEM 4.  LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 5.  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

27*        Financial Data Schedule.

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

--------------
(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1999.

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

                               APPLIED EXTRUSION TECHNOLOGIES, INC.
                                         (Registrant)

                               By: /s/Anthony J. Allott
                                   ----------------------------------------
                                   Anthony J. Allott
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   August 4, 2000