Form 10-K
period 2000-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2000-12-08
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                          COMMISSION FILE NO. 0-19188

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                               51-0295865
    (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
    incorporation or organization)

          3 CENTENNIAL DRIVE,                                            01960
        PEABODY, MASSACHUSETTS
    (Address of principal executive                                   (Zip Code)
               offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K / /.

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $29,301,925 on December 6, 2000, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

The number of shares of the Registrant's Common Stock outstanding as of December 6, 2000 was 12,018,837 shares. The number of shares of the Registrant's Junior Preferred Stock Purchase Rights outstanding as of December 6, 2000 was 12,018,837 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Applied Extrusion Technologies, Inc. ("AET" or the "Company") is a leading developer and manufacturer of highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling, flexible packaging and overwrap applications worldwide. AET's operations are concentrated primarily in North America, where it is the largest producer of OPP films, with an approximate 24 percent share of OPP production volume. AET is also one of the largest producers of OPP films worldwide, with 240 million pounds of current annual production capacity. AET is the world leader in films used as labels on plastic soft drink containers and offers a broad product line for packaging of confectionery, snack food and other products.

End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. Labeling applications for AET's OPP films include labels for Pepsi-Cola(R) and Coca-Cola(R) plastic bottles, Nestle's(R) Sweet Success(TM), General Foods' Tang(TM) and aerosol cans for products such as S.C. Johnson Pledge(TM) Wax and Glade(TM) Air Freshener. Packaging applications for AET's OPP films include packaging for Frito-Lay(R) snacks and Mars(R) and Hershey(R) candies. Overwrap applications for AET's OPP films include clear protective films for British American Tobacco Products, Lipton(R) tea bags and compact discs.

Over 90 percent of the Company's sales in fiscal 2000 were generated by the sale of its OPP films products. In addition to OPP films, AET also manufactures apertured films for various filtration and medical applications requiring controlled porosity, such as industrial filters for liquid and air, and finger bandages. AET has historically focused on developing and selling value-added, higher-margin specialty films, where competition is largely based on superior product attributes and performance. During the ramp-up of certain new production capacity, AET sold a higher-than-normal percentage of price-sensitive products. AET seeks continually to develop new products and to customize its existing products by working directly with converters and end users to develop original packaging or labeling solutions. AET emphasizes customer service and support, and with sales employees averaging twenty years' experience in the OPP films industry, AET has built up a strong sales and customer service group with substantial reach throughout the Americas.

BUSINESS STRATEGY

The Company's business strategy is to maximize profitability by continuing to develop differentiated high-end products, migrating sales mix toward higher margin products, and maximizing operating efficiencies to continually reduce unit costs.

DIFFERENTIATED HIGH-END, HIGH MARGIN PRODUCTS

To maximize sales in high-end OPP film applications by aggressively developing a differentiated product line, the Company consistently invests in developing new product and process technology. In addition to expanding the size of its research and development group in the past several years, the Company has upgraded the capabilities of its pilot lines and laboratories, and established a strong in-house analytical chemistry capability. The Company believes that a continued high level of commitment to technology will continue to result in new, differentiated products which are a significant competitive advantage for AET.

The Company also actively seeks to increase its market share in existing applications and to expand the OPP films market by replacing other packaging and labeling traditional materials with OPP films. For example, the Company is pursuing use of its label films for new applications such as roll-fed labels for water bottles, coffee, soup and food cans, as well as pressure sensitive and cut and stack labels for applications such as juices and personal care products, which currently use paper or other materials. As the industry continues to shift from paper to plastics, AET is well-positioned to take advantage of this growth.

MAXIMIZING OPERATING EFFICIENCIES

To become the largest and most efficient producer of a broad line of OPP films in North America, AET increased capacity more than 60 percent between 1996 and 1998. The Company added its second eight-meter OPP films production line in 1996 and, in the spring of 1998, the Company added the world's first and only ten-meter OPP films line. These newer and larger lines are significantly more efficient, manufacturing up to four times as much OPP film as the prevalent older lines in the industry, without a proportionate increase in number of operators or power costs. As a result, the Company has significantly increased its manufacturing capacity while dramatically lowering its costs through both improved operating efficiencies and increased productivity.

AET operates the largest manufacturing site in the world in Terre Haute, Indiana. Late in 1997 it reorganized this site and created four separate operating plants, with separate plant managers directly accountable for the productivity of the assets under their control. This new structure proved very successful as operating efficiencies improved and manufacturing costs were significantly reduced. In addition, in 1999 the Company reduced the operational headcount of its Covington, Virginia plant, resulting in additional cost savings.

INDUSTRY OVERVIEW

The Company competes principally in the specialty film segment of the approximately $19.2 billion flexible packaging industry. In addition to polypropylene, specialty films are manufactured from polyester, cellophane, nylon, polystyrene and certain polyolefin compounds. According to the Flexible Packaging Association, the overall North American specialty film segment of the flexible packaging industry approximated $3 billion of shipments in calendar year 1999, of which OPP films accounted for an estimated $940 million in shipments.

North American demand for OPP films used in specialty applications has grown at an average annual rate of approximately 6 percent from 1980 through 2000. The Company believes that this growth is driven by a number of factors, including:

     (i) the substitution of OPP films for traditional consumer product labels and packaging;

     (ii)  the shift from glass to plastic containers that use OPP film labels;

     (iii) the shift from rigid containers to flexible packaging; and

     (iv) the growth of OPP film use in markets such as snack food, confectionery, beverages, other consumer products, and carton closing tape.

The Company believes that the industry has recently experienced one of its lowest capacity utilization levels resulting from a significant increase in production capacity from 1996 through 1998, as several major producers added seven new lines. This has driven prices of OPP films downward and put substantial pressure on margins. As it takes approximately two years to design and install a new line, the Company believes that no significant capacity will be added in North America for several years. In addition, the depressed margins in the industry have resulted in some less efficient capacity being shut down. The Company expects demand for OPP films to continue to grow at its average historical rate, resulting in a further tightening of capacity utilization. As this occurs, overall pricing levels should begin to improve.

COMPETITIVE STRENGTHS

AET is the largest manufacturer of OPP films in North America. While a broad-based supplier to the industry, AET focuses on serving high-end consumer product markets in which superior product attributes and performance are valued. The Company believes its strong competitive position is attributable to a number of factors, including its substantial market presence, technological leadership, superior product development capabilities, efficient production of high-quality products, breadth of product line, diversity of customer base and experienced management.

PRODUCTS

The Company's primary OPP packaging film products can be classified into the following four broad categories: barrier, clear/slip, opaque, and shrink films.

BARRIER - OPP films generally serve as the inner layer of flexible packaging laminates and provide enhanced protection from moisture, light and air to preserve the freshness and flavor of a wide range of food, tobacco and other products. The Company offers metallized, polyvinyliden chloride ("saran") coated and polymer modified barrier OPP films, as well as clear barrier overwraps. High barrier metallized barrier films provide an enhanced performance barrier for snacks packaged in nitrogen gas to maintain freshness and extend shelf life. Metallized films offer protection from light as well as enhanced appearance; saran coated barrier films offer an outstanding oxygen and moisture barrier for the packaging of cheese, nuts, coffee and tea, in addition to snacks and confections; and polymer modified barrier films are used as overwraps for tobacco products, baked goods and other products due to their ease of machinability and excellent clarity.

CLEAR/SLIP - OPP films provide the printable outer layer of flexible packages and are generally bonded with barrier films to form a complete packaging application. Slip films may be single or multilayer, heat sealable or non-sealable, and offer a low coefficient of friction for improved machinability. Principal applications include snack, confection, condiment and baked goods packaging. AET's unique tubular clear films are used in overwrap applications for compact discs and DVD's, as well as overlaminate for bottle labels.

OPAQUE - OPP films provide a barrier to visible and ultraviolet light and offer a high-quality print surface for superior graphics. They are used primarily in bottle labeling, confection and snack food packaging. The Company's opaque OPP film products are used as the label for approximately 80 percent of the plastic soda bottles sold in the United States and Canada. For snack food packaging, AET manufactures and sells metallized, sealable, composite and non-sealable versions of opaque OPP film. End users in confectionery markets often choose opaque packaging for marketing and manufacturing purposes because they provide superior printability and accommodate rapid machine speeds.

SHRINK FILMS - Shrink films are typically clear or opaque and are targeted primarily at the label and overwrap markets. Shrink label films shrink to the contour of the container or box, permit superior graphics and offer maximum labeling flexibility for cigarette packages and rigid contoured containers, such as beverage and aerosol cans and glass and polyethylene bottles, increasing the marketing appeal of such containers and eliminating the need for printing directly on the container.

In addition to OPP films, the Company develops, manufactures and sells a broad range of oriented apertured films ("nets") and nonwoven media for applications requiring controlled porosity. The Company's apertured films and nonwoven products are used in the rapidly growing industrial filtration market for air and liquids. The Company manufactures the initial filtration membranes and support material for these filters and has recently entered the filtration media portion of this market. The Company's Delnet(R) product is used widely in health care markets as a porous facing material for bandages. By permitting one-way fluid flow and two-way airflow without adhering to the wound, Delnet(R) material enhances the healing process. In the United States, most adhesive bandages, including Johnson & Johnson BAND-AIDS(R), use Delnet(R) facing.

MARKETING AND CUSTOMERS

The Company's OPP films products are sold primarily through its direct sales organization, whereby sales people, customers, end users, and the Company's research and development scientists work together to create new films, as well as new applications for OPP films. The Company's highly skilled sales force has considerable technical expertise and industry experience. Their principal role is to develop sales opportunities and provide customer support. AET's marketing activities have historically been focused primarily in North and South America, although the Company has a sales network covering Europe and Asia.

The Company's OPP film sales are predominantly to converters, who print and laminate films before selling to end users. One such converter accounted for approximately 18 percent of sales in fiscal 2000 and 20 percent of sales in fiscal 1999. The Company also sells OPP films directly to end users. The Company considers it an important part of its marketing effort to maintain direct relations with major end users, who generally direct packaging design efforts and provide detailed specifications to converters about the films used in their labeling and packaging applications. The Company's sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals ("qualifications") the Company has secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in end-user specifications or qualified product lists. These qualification processes also reinforce the partnership between the Company and its customers and can lead to additional sales and marketing opportunities.

MANUFACTURING, TECHNOLOGY AND RESEARCH AND DEVELOPMENT

OPP films are manufactured and processed through either the tenter or the tubular processes. The Company is one of the few OPP films producers that have both tenter and tubular manufacturing capabilities.

TENTER PROCESS

In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives, and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and stretched lengthwise (in the machine direction) and widthwise (in the transverse direction) while still heated. This dual stretching process is known as "biaxial orientation." The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or high-voltage electrical discharge and controlled winding tension. The Company has seven tenter lines, ranging from 5.5 to 10 meters, including two 8-meter tenter production lines, as well as the world's only 10-meter OPP tenter line. The tenter process is a more economical way than the tubular process to manufacture thicker films.

TUBULAR PROCESS

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation" (meaning that the film is stretched equally both widthwise and lengthwise), resulting in improved stability and a more uniform thickness for thinner films. The Company believes that its tubular manufacturing capacity enables it to manufacture thinner films, while preserving clarity, machinability and other performance characteristics of thicker film. These thinner films use less materials, thereby improving performance relative to cost. The Company currently operates nine tubular lines.

APERTURED FILM PROCESS

Delnet(R) and other apertured film products are produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being oriented through a stretching process similar to OPP films.

NONWOVEN MEDIA PROCESS

Delpore(R) and other meltblown nonwoven materials are produced in a high pressure extrusion process, forming the filtration media used in liquid and air filtration markets. The material is sold either by itself or in combination with Delnet(R) and other products.

RESEARCH AND DEVELOPMENT

The Company conducts product and process research and development through a staff of over 50 chemists, engineers and technicians. Consistent with AET's goal of filling the Company's new manufacturing capacity with high-end films, the research and development group introduced over 40 new or enhanced products in the past three years. During fiscal 2000, 1999 and 1998, the Company spent approximately $6.8 million, $7.1 million and $7.3 million, respectively, on research and development.

POLYPROPYLENE AND OTHER RAW MATERIALS

The Company's principal products are manufactured primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide very cost-efficient material for packaging applications. In addition, polypropylene possesses superior clarity and natural barrier qualities, and can be modified to add other attributes or features such as metallization, which make it a higher performing and more cost-efficient material than other plastic resins. The majority of the Company's resin supply requirements are met by four suppliers; however, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. The Company's other raw materials, which are used in the manufacturing of its netting and other products, are also available from a large number of suppliers in sufficient quantities to meet current requirements. The Company has historically not experienced any significant disruptions in supply as a result of shortages in raw materials.

Polypropylene resin represents a significant percentage of the Company's cost of sales, and these resin costs have historically fluctuated. The prices of OPP films have tended to rise in periods when resin costs increase and, conversely, have tended to decrease in times of declining resin costs; however, there can be no assurance that future market conditions will support a direct correlation, as evidenced by the market dynamics in the second half of fiscal 2000. Due to industry-wide excess capacity, the increased resin costs were not fully covered by price increases.

COMPETITION

The Company competes with manufacturers of OPP and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper, foil, metal, glass and other containers. The flexible packaging industry is very competitive, and many of the Company's competitors have significantly greater financial resources than the Company. The Company believes that ExxonMobil Corporation, which is the second largest OPP films manufacturer in North America, is the only other broad-line OPP film supplier based in North America. There are approximately eight primary manufacturers of OPP films in North America producing OPP films for resale; however, only ExxonMobil Corporation and AET have a greater than 20 percent market share. Competition in OPP films markets is based primarily on product performance characteristics, machinability, quality, reliability and price.

With respect to its netting and nonwoven products, the Company competes in the diverse markets utilizing these products, primarily on the basis of quality, performance and price. Delnet(R) products compete in certain markets with woven, non-woven and knit fabrics, as well as with other plastic netting products. The Company generally competes with these other products by stressing the technological superiority of its Delnet(R) products.

The Company believes that it has certain competitive advantages in high margin, value-added OPP and other products, which include: (i) the advanced proprietary manufacturing processes required to produce a varied range of such products;
(ii) proprietary OPP films product formulations; (iii) the research and development expertise required to sustain product innovation; and (iv) the cost to customers of switching product manufacturers. There can be no assurance, however, that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than the Company.

PATENTS AND TRADEMARKS

The Company currently holds approximately 125 active patents and applications of which approximately 62 relate to international patents and applications. AET also has approximately 70 trademark registrations and applications, 12 of which relate to international registrations and applications. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business of the Company.

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

EMPLOYEES

AET employs approximately 1,100 full-time employees. Approximately 130 production and maintenance employees at the Company's Covington, Virginia facility are represented by the United Paper Workers International Union, Local 884 under a collective bargaining agreement that expires in June, 2005. The Company considers all employee relations to be satisfactory.

Information with respect to the Executive Officers of the Company may be found in Item 4a. of this Report.

ITEM 2. PROPERTIES

The following table provides information with respect to AET's facilities:

                                                                                           OWNED/
                                   LOCATION                                SQUARE FEET     LEASED
                                   --------                                -----------     ------
OPP FILMS                          Terre Haute, Indiana                       821,000       Owned
                                   Covington, Virginia                        517,000       Owned
                                   Varennes, Quebec, Canada                   163,000       Owned
                                   New Castle, Delaware:                       50,000       Leased
                                     Administration and Research Center

SPECIALTY NETS & NONWOVENS         Middletown, Delaware                       145,000       Owned

CORPORATE                          Peabody, Massachusetts                       7,600       Leased

All of AET's owned real property secures its obligations under its Credit Facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for the Company's level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

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

ITEM 4a. EXECUTIVE OFFICERS

The executive officers of AET are as follows:

EXECUTIVE OFFICER
    NAME                   AGE              POSITION                                      SINCE
    ----                   ---              --------                                      -----
Amin J. Khoury              61      Chairman of the Board (1)                           October 1986
Thomas E. Williams          54      President, Chief Executive Officer                 December 1992
                                        and Director (2)
David N. Terhune            54      Executive Vice President and                       February 1994
                                        Chief Operating Officer(3)
Mark S. Abrahams            49      Vice President and General Manager,                December 1993
                                        Specialty Nets & Nonwovens Division(4)
Anthony J. Allott           36      Senior Vice President, Chief Financial               August 1994
                                        Officer and Treasurer(5)

 -------------------

(1) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Khoury pursuant to which he currently serves as Chairman of the Board of the Company.
(2) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Williams pursuant to which he currently serves as President and Chief Executive Officer of the Company.
(3) The Company has entered into a four-year Employment Agreement with Mr. Terhune dated April 1, 1999 pursuant to which he currently serves as Executive Vice President and Chief Operating Officer of the Company.
(4) The Company has entered into a three-year Employment Agreement dated as of April 1, 1999 with Mr. Abrahams pursuant to which he currently serves as Vice President and General Manager of the Company's Specialty Nets & Nonwovens Division.
(5) The Company has entered into a three-year Employment Agreement dated April 1, 1999 with Mr. Allott pursuant to which he currently serves as Senior Vice President, Chief Financial Officer and Treasurer of the Company.

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

DAVID N. TERHUNE -- Executive Vice President and Chief Operating Officer of the Company since July 1996; from February 1994 to June 1996, Senior Vice President and Chief Financial Officer of the Company; from 1972 until 1993, as Chief Operating Officer for seven years and Chief Financial Officer for fourteen years for five primarily public companies in the technology, banking, real estate, food service and manufacturing industries.

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

ANTHONY J. ALLOTT - Senior Vice President, Chief Financial Officer and Treasurer of the Company since July 1996; from May 1995 to June 1996, Vice President and Treasurer of the Company, and from August 1994 to April 1995, Treasurer of the Company; from December 1992 through July 1994, Corporate Controller with Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants; from 1986 through 1992, with Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

The information presented under the heading, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

                                                     FISCAL YEAR 2000      FISCAL YEAR 1999
                                                       HIGH     LOW          HIGH     LOW
          Quarter ended December 31                  7 7/8      5 7/16        9 5/8   6 3/4
          Quarter ended March 31                     9 1/4      6 1/4         8 7/16  4 13/16
          Quarter ended June 30                      8 7/16     5 1/4         8 1/2   4 5/16
          Quarter ended September 30                 6 1/4      3 1/16        8 5/8   7 3/16

The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. As of December 6, 2000, there were approximately 107 holders of record and more than 3,500 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The following information is in thousands, except per share amounts:

INCOME STATEMENT DATA:                       2000         1999         1998         1997         1996
                                             ----         ----         ----         ----         ----
Sales                                     $   268,375  $  237,042   $ 245,334    $ 262,271     $ 234,490
Cost of sales                                 215,256     188,601     195,174      205,037       181,899
                                          -----------  ----------   ---------   ----------     ---------
Gross profit                                   53,119      48,441      50,160       57,234        52,591
Operating expenses:
    Selling, general and administrative        27,152      26,550      23,754       23,819        20,144
    Restructuring and impairment charges           --          --      21,506        4,500            --
    Research and development                    6,759       7,123       7,326        8,221         7,414
    Start-up costs                                 --          --       1,539           --            --
                                          -----------  ----------   ---------   ----------     ---------
Operating profit (loss)                        19,208      14,768      (3,965)      20,694        25,033
Non-operating expenses:
    Interest expense, net                      21,096      18,909      15,868       16,868        13,927
    Acquisition costs and other                    --       3,641         250        1,500            --
                                          -----------  ----------   ---------   ----------     ---------
    Income (loss) before income taxes
        and change in accounting               (1,888)     (7,782)    (20,083)       2,326        11,106
Income tax expense (benefit)                     (679)     (3,113)     (8,033)         930         4,442
                                          -----------  ----------   ---------   ----------     ---------
Income (loss) before change in
    Accounting                                 (1,209)     (4,669)    (12,050)       1,396         6,664
Change in accounting, net of related tax
    benefits of $568                               --          --        (852)          --            --
                                          -----------  ----------   ---------   ----------     ---------
Net income (loss)                         $    (1,209) $   (4,669)  $ (12,902)  $    1,396     $   6,664
                                          ===========  ==========   =========   ==========     =========
EARNINGS (LOSS) PER COMMON SHARE:
Basic:
    Before change in accounting           $      (.10) $     (.41)  $   (1.11)  $     0.14     $    0.66
    Change in accounting                           --          --       (0.07)          --            --
                                          -----------  ----------   ---------   ----------     ---------
        Net income (loss)                 $      (.10) $     (.41)  $   (1.18)  $     0.14     $    0.66
                                          ===========  ==========   =========   ==========     =========
Diluted:
    Before change in accounting           $      (.10) $     (.41)  $   (1.11)  $     0.13     $    0.63
    Change in accounting                           --          --       (0.07)          --            --
                                          -----------  ----------   ---------   ----------     ---------
        Net income (loss)                 $      (.10) $     (.41)  $   (1.18)  $     0.13     $    0.63
                                          ===========  ==========   =========   ==========     =========
BALANCE SHEET DATA:
Working capital                           $    43,419  $    27,918  $  33,471   $   33,600     $  35,911
Total assets                                  389,250      375,050    370,726      376,493       331,704
Current portion of long-term debt                  --           --         --        4,000            --
Long-term debt, less current portion          209,500      182,500    185,500      196,500       165,500
Stockholders' equity                           99,913       99,041    100,437      112,183       108,335

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is the largest producer of oriented polypropylene (OPP) films in North America. Consumer product companies worldwide use AET's OPP films in labeling, packaging and overwrap applications that often require special attributes such as high gloss, vivid graphics, exceptional clarity and barriers to moisture, light and air to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing graphics and text to form the final label or packaging material for end users.

For the purposes of the discussion that follows, the fiscal years ended September 30, 2000, 1999 and 1998 are referred to as 2000, 1999 and 1998, respectively. All dollar amounts are in thousands.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's sales represented by certain income and expense items in its income statements:

                                                     YEARS ENDED SEPTEMBER 30
                                                 2000           1999         1998
                                                 ----           ----         ----
         Sales                                  100.0%          100.0%       100.0%
         Cost of sales                           80.2            79.6         79.6
         Gross profit                            19.8            20.4         20.4
         Selling, general and administrative     10.1            11.2          9.7
         Research and development                 2.5             3.0          3.0
         Operating profit (loss)                  7.2             6.2         (1.6)
         Interest expense, net                    7.9             8.0          6.5
         Net loss                                (0.5)           (2.0)        (5.3)

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

Sales for fiscal 2000 of $268,375 were $31,333 or 13.2 percent higher than 1999 sales of $237,042 due to a 12.0 percent increase in OPP films sales volume combined with higher average selling prices. Fiscal 2000 represents the first year since 1995 where average selling prices increased, as the industry began passing on a portion of higher raw material costs and industry overcapacity continued to ease. Average annual OPP films industry demand growth of approximately 6.0 percent continued to absorb excess industry capacity and should encourage more favorable pricing beginning in 2001. Sales outside the United States comprised 18.3 percent of total 2000 sales, and operating profit for sales outside the United States was 4.6 percent of total operating profit.

Excluding temporary plant shutdown costs, gross profit for 2000 was $55,519, an increase of $4,173 or 8.1 percent from the 1999 level of $51,346, while gross margin declined from 21.7 percent of sales to 20.7 percent of sales due to significantly higher raw material costs. The cost of polypropylene resin, the Company's primary raw material, rose unexpectedly as a result of the dramatic increase in the price of crude oil. Polypropylene resin prices increased over 30 percent in the past twelve months and 70 percent in the past eighteen months, and only a small portion of these resin cost increases were successfully passed on to the Company's customers in the form of price increases, due to the excess capacity that still existed in the OPP films industry. The Company held firm on a recent price increase, losing some sales volume. Therefore, the Company shut down all OPP films operations for one week in September, resulting in $2.4 million of unabsorbed fixed costs incurred in the quarter.

Research and development expense decreased by $364 to $6,759, or 2.5 percent of sales in 2000, due primarily to differences in timing of research and development spending between 1999 and 2000. The continued development and commercialization of high-end films is core to the Company's strategy, and the Company intends to continue investing approximately 2.5 to 3.0 percent of sales in research and development.

Selling, general and administrative expenses of $27,152 in 2000 represented 10.1 percent of sales compared with $26,550 or 11.2 percent of sales in 1999 as the Company held operating expenses to relatively constant levels despite significant increases in volume manufactured and sold during the year. This resulted in a 30.1 percent increase in operating profit from 1999 to 2000.

Net interest expense increased $2,187 to $21,096 in fiscal 2000, from $18,909 in fiscal 1999 due to a higher average debt balance and higher interest rates on the Credit Facility in 2000.

Income tax as a percentage of before tax income was 36 percent for 2000 and 40 percent for 1999. The lower percentage reflects the benefit of tax planning and is expected to remain at this level for at least the next two years.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

Sales for 1999 of $237,042 were $8,292, or 3.4 percent lower than 1998 sales of $245,334 due to the divestiture of certain non-core businesses in the third quarter of 1998. Adjusted for these divestitures, sales increased in fiscal 1999 by $7,924, or 3.5 percent, as compared with fiscal 1998, as a result of OPP films unit volume growth of 15 percent, offset in part by significantly lower average selling prices compared with 1998 due to industry overcapacity. Demand for OPP films continued to grow, but industry overcapacity continued to exist in the marketplace. Sales outside the United States comprised 18.7 percent of total 1999 sales, and operating profit for sales outside the United States was 19.4 percent of total operating profit.

Gross profit for 1999 was $51,346, or 21.7 percent of sales, exclusive of $2,905 in plant shutdown costs. Gross profit increased $4,322 or 9.2 percent from the 1998 level of $47,024, or 20.5 percent of sales, adjusted for the aforementioned divestitures. Despite a dramatic decline in selling prices due to industry overcapacity, gross margin increased due to extensive productivity improvement programs and continuing improvement in sales mix brought about by the effectiveness of the research and development and sales efforts.

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

Implementation of this plan targeted eliminating a total of 200 positions and the shutdown of the production lines. During 1999 the Company paid out $900 on leases related to idled equipment, $4,098 in severance-related costs and $2,223 in other restructuring costs, resulting in an accrued restructuring balance of $11,359 at September 30, 1999. Of this balance, $11,190 represents lease costs, the majority of which are classified as long-term liabilities. All aspects of the plan were completed early in fiscal 2000.

Net interest expense increased $3,041 to $18,909 in fiscal 1999, from $15,868 in fiscal 1998, primarily as a result of interest capitalized in 1998 associated with a capacity expansion project which was completed in March 1998.

Income tax as a percentage of before tax income or loss remained constant for 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders to provide bank financing. This credit agreement, as amended and restated, is a $90,000 revolving credit facility (the "Credit Facility") with a final maturity on the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders, and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At September 30, 2000, AET had $53,000 outstanding under its Credit Facility and another $12,435 in Letters of Credit, leaving $12,760 available for borrowing. The Company also has $6,500 of Revenue Bonds outstanding, which are due November 4, 2004. On September 30, 2000, the Company and its banks amended the Credit Facility, increasing the total amount available for borrowing from $80,000 to $90,000, and modifying certain covenant requirements.

The Company plans to refinance the $150,000 Senior Notes which mature on April 7, 2002, in the latter half of fiscal 2001 or early fiscal 2002. If the Notes are not refinanced by November 1, 2001, the $90,000 Credit Facility matures. Otherwise, the Credit Facility matures on January 29, 2003. An inability to refinance the Senior Notes prior to November 1, 2001 would have a materially adverse effect on the financial condition and liquidity of the Company in fiscal 2002.

Operating activities in 2000 used $6,920 in cash, which was the result of $11,843 of net income before depreciation and amortization and other non-cash expenditures, and a $18,763 net increase in other working capital items. The net increase in working capital resulted primarily from a $4,448 increase in inventory, an $6,746 increase in accounts receivable, a $3,224 increase in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses of $4,345. Interest paid during 2000 amounted to $21,888, including capitalized interest. Additions to property, plant and equipment were $22,096 and were funded in part by borrowings under the Credit Facility, with the balance funded by available cash flow.

INFLATION

Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing, as evidenced by the market dynamics in the second half of fiscal 2000 when the price of polypropylene resin significantly increased due to the rising price of crude oil. During that period, AET was only able to pass on a portion of the cost increase to customers due to overcapacity in the OPP films market.

SEASONAL NATURE OF CERTAIN OPP MARKETS

Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other matters discussed in this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information related to new accounting pronouncements is included in the footnotes to the consolidated financial statements.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE RISKS RELATED TO THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, FLUCTUATIONS IN RAW MATERIALS AND OTHER PRODUCTION COSTS, THE LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CAPITAL PROJECTS, THE SUCCESS OF THE COMPANY'S EFFORTS TO ACCESS CAPITAL MARKETS ON SATISFACTORY TERMS, AND TO ACQUIRE, INTEGRATE AND OPERATE NEW BUSINESSES AND EXPAND INTO NEW MARKETS, AS WELL AS OTHER RISKS DETAILED IN EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE CONTRACTS

The Company had entered into foreign exchange contracts, the last of which expired in May 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies were deferred and reported as part of capitalized assets. At September 30, 2000, the Company had no outstanding foreign exchange contracts. The Company does not enter into foreign exchange contracts for trading or speculative purposes.

SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At September 30, 2000, the Company had no short-term debt outstanding and had long-term debt outstanding of $209,500 million, of which $53 million was outstanding on its Revolving Credit Facility which has a variable interest rate, based on either LIBOR or prime rates. If interest rates increased or decreased by 10 percent from the interest rates in place at September 30, 2000, interest expense incurred on the Revolving Credit Facility would increase or decrease by approximately $646.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a. on pages 7-8 of this report.

The directors of AET are as follows:

      DIRECTOR NAME             AGE                        POSITION                         SINCE
      -------------             ---                        --------                         -----
Amin J. Khoury                  61      Chairman of the Board                               October 1986
Thomas E. Williams              54      President, Chief Executive Officer                 December 1992
                                          and Director
Nader A. Golestaneh+            40      Director                                            October 1986
Richard G. Hamermesh*           52      Director                                            October 1986
Mark M. Harmeling+              47      Director                                            October 1986
Paul W. Marshall                58      Director                                            October 1986
Joseph J. O'Donnell*            56      Director                                            October 1986

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

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

"Beneficial Ownership of Shares" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Transactions" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A. FINANCIAL STATEMENTS

   Consolidated Balance Sheets, September 30, 2000 and 1999
   Consolidated Statements of Operations for the Years Ended September 30,
     2000, 1999 and 1998
   Consolidated Statements of Stockholders' Equity for the Years
     Ended September 30, 2000, 1999 and 1998
   Consolidated Statements of Cash Flows for the Years Ended September 30, 2000,
     1999 and 1998
   Notes to Consolidated Financial Statements

   FINANCIAL STATEMENT SCHEDULES

   Schedule II - Valuation and Qualifying Accounts for the Years Ended September 30, 2000, 1999 and 1998

   All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B. EXHIBITS

3.1(a)     Amended and Restated Certificate of Incorporation.
3.1.1(f)   Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.1.2(h)   Amendment dated March 21, 1999 to Amended and Restated Certificate of Incorporation.
3.2(f)     Amended and Restated By-Laws.
4.1(d)     Indenture dated as of April 7,1994 between the Registrant and United States Trust
           Company of New York, Trustee.
4.2(d)     Form of 11 1/2 percent Senior Note due 2002 (included in Exhibit 4.1).
4.3(a)     Specimen Common Stock Certificate.
4.4(h)     Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.
10.1(h)    Amended and Restated Credit Agreement dated as of March 15, 1999 between the Registrant and The Chase Manhattan Bank as Administrative Agent.
10.1.1(h)  Amendment No. 1 dated as of April 23, 1999 to the Amended and Restated Credit Agreement dated as of March 15, 1999.
10.1.2(j)  Amended and Restated Credit Agreement dated as of April 12, 2000.
10.1.3*    Amended and Restated Credit Agreement dated as of September 30, 2000.
10.2(b)    1986 Stock Option Plan, as amended.
10.3(e)    Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.4(c)    1991 Stock Option Plan, as amended.
10.5(e)    Amendment dated December 7, 1999 to the 1991 Stock Option Plan.
10.6(b)    1991 Stock Option Plan for Directors, as amended.
10.7(e)    Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors, as amended.
10.8(d)    1994 Stock Option Plan, as amended.
10.9(e)    Amendment dated December 7, 1999 to the 1994 Stock Option Plan.


10.10(i)   Employment Agreement dated as of April 1, 1999 between the Registrant and Mark S. Abrahams.
10.11(i)   Employment Agreement dated as of April 1, 1999 between the Registrant and David N. Terhune.
10.12(i)   Employment Agreement dated as of April 1, 1999 between the Registrant and Amin J. Khoury.
10.13(i)   Employment Agreement dated as of April 1, 1999 between the Registrant and Thomas E. Williams.
10.14(i)   Employment Agreement dated as of April 1, 1999 between the Registrant and Anthony J. Allott.
10.15(h)   Amended and Restated Executive Deferred Compensation Plan dated December 31, 1999.
10.16(e)   1999 Supplemental Executive Retirement Plan dated November 30, 1999.
10.17(e)   1999 Deferred Compensation Trust dated November 30, 1999.
10.18.1(g) Equipment Lease Agreement dated as of December 29, 1997 between Registrant and Lasalle National Leasing Corporation.
10.18.2(i) Letter Agreement dated April 28,1999 amending Equipment Lease Agreement dated as of December 29,1997.
10.19(g)   Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.
21(d)      Subsidiaries of the Registrant.
23*        Independent Auditors' Consent - Deloitte & Touche LLP.
27*        Financial Data Schedule.
99*        Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
           Reform Act of 1995.

--------------
*  Filed herewith

(a) Contained in Exhibits to Registrant's Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c) Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-48841), filed with the Commission on June 25, 1992.
(d) Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-78006), filed with the Commission on April 21, 1994.
(e) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1999.
(f) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.
(g) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30,1998.
(h) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.
(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.
(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.

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

                                      APPLIED EXTRUSION TECHNOLOGIES, INC.

                                      By: /s/ Anthony J. Allott
                                          -------------------------------------
                                      Anthony J. Allott, Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                      December 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                                              >
/s/ Amin J. Khoury                                         /s/ Nader A. Golestaneh
-------------------------------------------                -----------------------------------------
Amin J. Khoury, Chairman of the Board                      Nader A. Golestaneh, Director
December 6, 2000                                           December 6, 2000

/s/ Thomas E. Williams                                      /s/ Joseph J. O'Donnell
-------------------------------------------                -----------------------------------------
Thomas E. Williams, President                              Joseph J. O'Donnell, Director
Chief Executive Officer and Director                       December 6, 2000
December 6, 2000

/s/ Paul W. Marshall                                       /s/Richard G. Hamermesh
-------------------------------------------                -----------------------------------------
Paul W. Marshall, Director                                 Richard G. Hamermesh, Director
December 6, 2000                                           December 6, 2000

/s/ Mark M. Harmeling                                      /s/ Anthony J. Allott
-------------------------------------------                -----------------------------------------
Mark M. Harmeling, Director                                Anthony J. Allott, Senior Vice President,
December 6, 2000                                           Chief Financial Officer and Treasurer
                                                           December 6, 2000

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets, September 30, 2000 and 1999........................  F-2

Consolidated Statements of Operations for the Years Ended
    September 30, 2000, 1999 and 1998...........................................  F-3

Consolidated Statements of Stockholders' Equity for the
    Years Ended September 30, 2000, 1999 and 1998...............................  F-4

Consolidated Statements of Cash Flows for the Years
    Ended September 30, 2000, 1999 and 1998.....................................  F-5

Notes to Consolidated Financial Statements......................................  F-6

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts for the
    Years Ended September 30, 2000, 1999 and 1998...............................  F-18

INDEPENDENT AUDITORS' REPORT....................................................  F-19

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                 (In thousands)

                                                                            2000            1999
                                                                            ----            ----
ASSETS
Current assets:
    Cash and cash equivalents                                             $   3,265      $    5,323
    Accounts receivable, net of allowance for doubtful
        accounts of $1,856 and $1,554 at September 30,
        2000 and 1999, respectively                                          43,131          36,857
    Inventory                                                                43,059          38,611
    Prepaid expenses                                                          3,124             962
    Deferred taxes                                                            5,889           5,560
                                                                          ---------      ----------
            Total current assets                                             98,468          87,313
Property, plant and equipment, net                                          280,300         278,118
Intangibles and deferred finance charges, net                                 2,372           3,035
Long-term note receivable and other assets                                    8,110           6,584
                                                                          ---------      ----------
                                                                          $ 389,250      $  375,050
                                                                          =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
    Accounts payable                                                      $  17,862      $   18,144
    Accrued interest                                                          9,971           9,113
    Accrued expenses                                                         27,216          32,138
                                                                          ---------      ----------
       Total current liabilities                                             55,049          59,395
Long-term debt                                                              209,500         182,500
Deferred taxes                                                                2,922           1,914
Long-term liabilities and other credits                                      21,866          32,200
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized,
  of which 300 are designated Junior Preferred Stock; no
  shares issued or outstanding
Common stock, $.01 par value; 30,000 shares authorized,
  12,019 and 11,575 shares issued at September 30, 2000
  and 1999, respectively                                                        120             116
Additional paid-in capital                                                  100,266          97,701
Retained earnings                                                             4,060           5,269
Accumulated other comprehensive loss                                         (2,277)         (1,528)
                                                                          ---------      ----------
                                                                            102,169         101,558
Treasury stock, at cost, and other - 248 and 247 shares
  at September 30, 2000 and 1999, respectively                               (2,256)         (2,517)
                                                                          ---------      ----------
            Total stockholders' equity                                       99,913          99,041
                                                                          ---------      ----------
                                                                          $ 389,250      $  375,050
                                                                          =========      ==========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)

                                                             2000           1999            1998
                                                             ----           ----            ----
SALES                                                      $ 268,375      $ 237,042       $ 245,334
COST OF SALES                                                215,256        188,601         195,174
                                                           ---------      ---------       ---------
GROSS PROFIT                                                  53,119         48,441          50,160
OPERATING EXPENSES:
    Selling, general and administrative                       27,152         26,550          23,754
    Research and development                                   6,759          7,123           7,326
    Restructuring and impairment charges                          --             --          21,506
    Start-up costs                                                --             --           1,539
                                                           ---------      ---------       ---------
        Total operating expenses                              33,911         33,673          54,125
                                                           ---------      ---------       ---------
OPERATING PROFIT (LOSS)                                       19,208         14,768          (3,965)
NON-OPERATING EXPENSES:
    Interest expense, net                                     21,096         18,909          15,868
    Acquisition costs and other                                   --          3,641             250
                                                           ---------      ---------       ---------
        Total non-operating expenses                          21,096         22,550          16,118
                                                           ---------      ---------       ---------
Loss before income taxes and change
    in accounting                                             (1,888)        (7,782)        (20,083)
Income tax benefit                                              (679)        (3,113)         (8,033)
                                                           ---------      ---------       ---------
Loss before change in accounting                              (1,209)        (4,669)        (12,050)
Change in accounting, net of related tax
    benefits of $568                                              --             --            (852)
                                                           ---------      ---------       ---------
NET LOSS                                                   $  (1,209)     $  (4,669)      $ (12,902)
                                                           =========      =========       =========
LOSS PER COMMON SHARE:
Basic:
    Before change in accounting                            $   (0.10)      $  (0.41)       $  (1.11)
    Change in accounting                                          --             --           (0.07)
                                                           ---------      ---------       ---------
Net loss                                                   $   (0.10)      $  (0.41)       $  (1.18)
                                                           =========      =========       =========
Diluted:
    Before change in accounting                            $   (0.10)      $  (0.41)       $  (1.11)
    Change in accounting                                          --             --           (0.07)
                                                           ---------      ---------       ---------
Net loss                                                   $   (0.10)      $  (0.41)       $  (1.18)
                                                           =========      =========       =========
AVERAGE COMMON AND POTENTIAL COMMON
SHARES OUTSTANDING:
    Basic and Diluted                                         11,700         11,282          10,893

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (In thousands)

                                                                              Accumulated
                                       Voting         Additional                 Other
                                     Common Stock      Paid-in     Retained   Comprehensive    Comprehensive   Treasury
                                  Shares    Amount     Capital     Earnings   Income (Loss)         Loss          Stock
                                 --------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1997           10,807   $   108    $  92,401   $  22,840   $    (154)                     $  (3,012)
    Net loss                                                         (12,902)                 $   (12,092)
    Profit sharing contribution       240         2        1,494
    Stock issued for 401(k) match     124         2          772
    Stock issued for employee
      purchases                        95         1          545
    Treasury shares and other                                                                                       (74)
    Exercise of stock options          91         1          575
    Exchange rate changes                                                         (2,242)          (2,242)
    Tax benefits of early
      disposition of
      stock options                                           80
                                 --------   -------    ---------   ---------   ---------      -----------     ---------
    Comprehensive loss                                                                        $   (14,334)
                                                                                              ===========
BALANCE, SEPTEMBER 30, 1998        11,357       114       95,867       9,938      (2,396)                        (3,086)
    Net loss                                                          (4,669)                 $    (4,669)
    Profit sharing contribution        28                    229
    Stock issued for 401(k)
      match                            73         1          828                                                    456
    Stock issued for employee
      purchases                        64         1          399
    Treasury shares and other                                                                                       113
    Exercise of stock options          53                    354
    Exchange rate changes                                                            868              868
    Tax benefits of early
      disposition of
      stock options                                           24
                                 --------   -------    ---------   ---------   ---------      -----------     ---------
    Comprehensive loss                                                                        $    (3,801)
                                                                                              ===========
BALANCE, SEPTEMBER 30, 1999        11,575       116       97,701       5,269      (1,528)                        (2,517)
    Net loss                                                          (1,209)                 $    (1,209)
    Profit sharing contribution        98         1          575
    Stock issued for 401(k)
      match                           216         2        1,286
    Stock issued for employee
      purchases                        93         1          445
    Treasury shares and other                                                                                       261
    Exercise of stock options          37                    253
    Exchange rate changes                                                           (749)            (749)
    Tax benefits of early
      disposition of
      stock options                                            6
                                 --------   -------    ---------   ---------   ---------      -----------     ---------
    Comprehensive loss                                                                        $    (1,958)
                                                                                              ===========
BALANCE, SEPTEMBER 30, 2000        12,019   $   120    $ 100,266   $   4,060   $  (2,277)                     $  (2,256)
                                 ========  ========   ==========   =========   =========                      =========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (In thousands)

                                                                2000         1999         1998
                                                                ----         ----         ----
 OPERATING ACTIVITIES:
 Net loss                                                    $  (1,209)    $(4,669)   $  (12,902)
 Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
     Depreciation and amortization expense                      21,025      19,484        17,773
     Restructuring charges                                          --          --        18,580
     Asset impairments                                              --          --         2,926
     Stock issued for retirement plans                           1,861       1,513         2,270
     Provision for doubtful accounts                               472       1,217           832
     Deferred income taxes and other credits                   (10,306)    (10,526)      (25,291)
     Change in accounting                                           --          --           852
     Changes in assets and liabilities which provided
         (used) cash:
         Prepaid expenses and other current assets              (3,224)     (1,900)          (58)
         Accounts payable and accrued expenses                  (4,345)      4,037        (2,797)
         Accounts receivable and inventory                     (11,194)      1,398       (12,549)
                                                             ---------     -------    ----------
             Net cash (used in) provided by operating
               activities                                       (6,920)     10,554       (10,364)

 INVESTING ACTIVITIES:
     Additions to property, plant and equipment, net           (22,096)    (22,781)      (45,496)
     Proceeds from sale of assets                                   --          --        26,500
     Proceeds from sale-leaseback transactions                      --      29,940        44,625
     Acquisition of AEP assets                                      --     (13,316)           --
                                                             ---------     -------    ----------
             Net cash (used in) provided by investing
               activities                                      (22,096)     (6,157)       25,629

 FINANCING ACTIVITIES:
     Borrowings (repayments) under Credit Facility, net         27,000      (3,000)      (15,000)
     Proceeds from issuance of stock, net                          707         779         1,202
                                                             ---------     -------    ----------
             Net cash provided by (used in) financing
               activities                                       27,707      (2,221)      (13,798)
 Effect of exchange rate changes on cash                          (749)        868        (2,242)
                                                             ---------     -------    ----------
 (Decrease) increase in cash and cash equivalents, net          (2,058)      3,044          (775)
 Cash and cash equivalents, beginning                            5,323       2,279         3,054
                                                             ---------     -------    ----------
 Cash and cash equivalents, ending                           $   3,265     $ 5,323    $    2,279
                                                             =========     =======    ==========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Cash paid during the year for:
         Interest, including capitalized interest of
           $2,442, $3,050 and $6,098, respectively           $  21,888     $21,058    $   21,467
         Income taxes                                              210          --         3,000

 See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
               (In thousands, except share and per share amounts)

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

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Applied Extrusion Technologies, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES were made in connection with the preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates affect reported amounts and disclosure of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS consist of cash and highly liquid debt instruments such as commercial paper and money market securities purchased with an original or remaining maturity of less than three months.

FINANCIAL INSTRUMENTS are recorded in accordance with accounting principles generally accepted in the United States of America for each particular instrument. Appropriate disclosure about fair value is provided for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. For financial instruments such as accounts receivable, accounts payable and accrued expenses which reprice or mature within three months of the reporting date, carrying amounts generally approximate fair value. At September 30, 2000 and 1999, the carrying amounts of long-term debt approximate their fair values. The aggregate fair value amounts presented may not fully represent the underlying fair value to the Company.

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

FOREIGN OPERATIONS. Assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of stockholders' equity. The Company periodically enters into foreign currency exchange contracts to hedge firm purchase commitments denominated in foreign currencies. Gains or losses are deferred until the period in which the related transactions occur, and then are recorded as part of capitalized assets.

EARNINGS PER SHARE. Basic loss per share is based on the weighted-average shares outstanding during each reporting period. Diluted loss per share includes the effect of potential shares from exercise of options, except where such potential shares would be anti-dilutive. See Note 10.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

COMPREHENSIVE INCOME (LOSS). The only item that the Company currently records as comprehensive income or loss, other than net income or loss, is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. As of September 30, 2000, 1999 and 1998, the cumulative translation adjustment was ($2,277), ($1,528) and ($2,396), respectively, and comprehensive loss was ($1,958), ($3,801), and ($14,334), respectively.

CERTAIN NEW ACCOUNTING PRONOUNCEMENTS were recently issued which will be effective in fiscal years beginning after September 30, 2000. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The provisions of this statement are effective for the fiscal year beginning October 1, 2000. The Company does not expect adoption of this statement to have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which sets forth the SEC's view on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with accounting principles generally accepted in the United States of America and does not expect any impact when the bulletin becomes effective.

2.    INVENTORY

Inventory consisted of the following at September 30:

                                                      2000          1999
                                                      ----          ----
             Raw materials.........................  $9,336       $ 7,191
             Finished goods........................  33,723        31,420
                                                     ------       -------
                                                    $43,059       $38,611

3. PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

Property, plant and equipment consisted of the following at September 30:

                                                             2000            1999
                                                             ----            ----
             Land......................................    $  1,778        $  1,783
             Buildings and improvements................      45,649          45,437
             Machinery and equipment...................     277,983         253,688
                                                           --------        --------
                                                            325,410         300,908
             Less accumulated depreciation.............      82,751          64,158
                                                           --------        --------
                                                            242,659         236,750
             Machinery and equipment in progress.......      37,641          41,368
                                                           --------        --------
                                                           $280,300        $278,118
                                                           ========        ========

Approximately $36,718 of fixed assets are located outside of the United States. Depreciation expense for the years ended September 30, 2000, 1999 and 1998 was $18,593, $18,465, and $16,718, respectively.

In April 1999 the Company acquired certain assets of AEP Industries Inc.'s OPP films business. The net purchase price of $13,316 was funded with a portion of the proceeds of a sale-leaseback transaction involving other assets of the Company.

The Company sold its plastic profiles, strong-nets and utility products manufacturing assets during the third quarter of 1998. These businesses, located in Salem, Massachusetts, generated annual sales in fiscal 1997 and 1998 of approximately $24,000. The gross proceeds from the transaction of $26,500, which approximated book value for the businesses after considering costs of the transaction, were utilized to reduce outstanding borrowings on the Company's Credit Facility.

The Company completed a sale-leaseback transaction in January 1998 whereby it sold certain items of equipment and other tangible personal property for gross proceeds of $45,000, and leased the property back from the purchaser pursuant to an operating lease agreement dated as of December 29, 1997 (the "Lease Agreement"). The net book value of the leased equipment immediately prior to its sale was approximately $18,000. The gain on the sale of the equipment to the lessor was deferred and will be recognized over the term of the related leases as a reduction of operating lease expense. In connection with the restructuring described in Note 14, $8,494 of the deferred gain was offset against the loss recorded related to lease obligations on idled equipment. The Company received net proceeds of $44,625, which was utilized to pay down outstanding borrowings under its Credit Facility.

The Company completed a sale-leaseback transaction in April 1999, whereby it sold certain equipment for gross proceeds of $29,940, and leased the equipment back from the purchaser pursuant to a Letter Agreement dated April 28, 1999, amending the Lease Agreement. The net book value of the equipment immediately prior to its sale was $18,798. The gain on the sale of the equipment to the lessor was deferred and is being recognized over the term of the related leases as a reduction of operating lease expense. The Company utilized a portion of the net proceeds to fund the purchase of AEP Industries Inc.'s OPP films business for $13,316; the remainder of the proceeds were utilized to reduce borrowings under the Company's Credit Facility.

At September 30, 2000 and September 30, 1999, there was $9,424 and $22,770, respectively, of deferred gain related to sale-leaseback transactions which is recorded in deferred taxes and other credits.

The Company leases certain property and equipment under agreements generally with terms of five to seven years and which may include certain renewal options. Rental expense for the years ended September 30, 2000, 1999 and 1998 was approximately $10,487, $10,043 and $5,343, respectively.

The minimum annual rental commitments under noncancellable operating leases are as follows for each of the five years subsequent to September 30, 2000:

              2001....................    $14,419
              2002....................     14,099
              2003....................     13,565
              2004....................     10,488
              2005....................      1,687
                                          -------
                                          $54,258
                                          =======

4. INTANGIBLES AND DEFERRED FINANCE CHARGES

Intangibles and deferred finance charges consisted of the following at September 30:

                                                                     2000        1999
                                                                     ----        ----
              Deferred financing charges.................          $1,809       $2,307
              Intellectual property......................           1,611        1,611
                                                                   ------       ------
                                                                    3,420        3,918
              Less accumulated amortization...................      1,048          883
                                                                   ------       ------
                                                                   $2,372       $3,035
                                                                   ======       ======

5. LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                                                        2000        1999
                                                                                                        ----        ----
Industrial Revenue Bond payable November 4, 2004 at
    5.25% effective rate at September 30, 2000.                                                      $  6,500     $  6,500
Senior Notes payable on April 7, 2002 with 11.5% interest
    due semiannually on October 1 and April 1.                                                        150,000      150,000
Revolving Credit Facility of $80,000 bearing interest at
    LIBOR plus 2.75% or prime plus 1.25% on utilized portions and .5% for unused commitments. Outstanding LIBOR-based tranches and effective interest rates at September 30, 2000 were: $18,000 at 9.57%, $15,000 at 9.60% and $5,000 at
    9.69%. Prime-based borrowings were $15,000 at an
    effective interest rate of 10.5%.                                                                  53,000       26,000
                                                                                                     --------     --------
                                                                                                      209,500      182,500
             Less current portion                                                                          --           --
                                                                                                     ========     ========
               Total long-term debt                                                                  $209,500     $182,500
                                                                                                     ========     ========

In 1994 the Company entered into a credit agreement with a group of lenders to provide the Company with senior bank financing. In January 1998, the Company amended and restated this credit agreement and combined the revolving facility and revolving term facility thereunder into a $70,000 revolving credit facility (the "Credit Facility") with a final maturity of the earlier of (i) November 1, 2001, if the Company's Senior Notes are not refinanced prior to such date, or
(ii) January 29, 2003. The Credit Facility was further amended in March 1999 and April 2000, at which time the revolving credit facility was increased to $80,000. In September 2000 the Credit Facility was further amended to increase the Credit Facility to $90,000 and to modify certain covenant requirements. The Credit Facility is secured by all the assets of the Company. It includes covenants which limit borrowings based on certain asset levels, require the Company to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders, and establish maximum capital expenditure levels. It also contains other covenants customary in documents relating to transactions of this type.

The aggregate amount of long-term debt, excluding amounts outstanding under the Credit Facility, maturing in years subsequent to September 30, 2000 is as follows:

               2001 ........................................................................     $     --
               2002 ........................................................................      150,000
               2003 ........................................................................           --
               2004 ........................................................................           --
               2005 ........................................................................        6,500
                                                                                                 --------
                                                                                                 $156,500
                                                                                                 ========

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                                                                 2000            1999
                                                                                 ----            ----
        Accrued restructuring..........................................    $    2,172      $     2,834
        Payroll & benefits..............................................        5,524            8,528
        Market development...........................................           4,252            4,180
        Taxes and other................................................        15,268           16,596
                                                                           ----------      -----------
                                                                           $   27,216      $    32,138
                                                                           ==========      ===========

Included in accounts payable are outstanding checks of $4,435 and $5,914 at September 30, 2000 and 1999, respectively. In addition, approximately $7,615 and $9,410 of accrued restructuring costs are included in deferred taxes and other credits at September 30, 2000 and 1999, respectively, which represents the portion of the 1998 restructuring charge, consisting primarily of lease costs which will be paid out in future years.

7. INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

                                                                2000             1999            1998
                                                                ----             ----            ----
        Current:
            U.S. Federal....................................   $   --          $    --          $ 2,623
            State...........................................       --               --               --
                                                               ------          -------          -------
                                                                   --               --            2,623
        Deferred:
            U.S. Federal....................................     (642)          (2,724)          (9,323)
            State...........................................      (37)            (389)          (1,333)
                                                               ------          -------          -------
            Total...........................................   $ (679)         $(3,113)         $(8,033)
                                                               ======           ======          =======

Approximately $568 of deferred tax benefit was recognized in fiscal 1998 in connection with the change in accounting described in Note 11.

The components of the net deferred tax asset were as follows at September 30:

                                                                      2000              1999
                                                                      ----              ----
        Current Deferred Tax:
            Accounts receivable...............................      $     421           $     232
            Inventory.........................................          3,274               2,806
            Other assets......................................             (6)                 (6)
            Other liabilities.................................          2,325               2,654
            Valuation allowance...............................           (125)               (126)
                                                                    ---------           ---------
                Net Current Deferred Tax Asset................          5,889               5,560
                                                                    ---------           ---------
        Non Current Deferred Tax:
            Property, plant and equipment.....................        (42,470)            (40,798)
            Other assets......................................          5,904              13,296
            Other liabilities.................................            145                 (69)
            Tax credits and loss carryforwards................         33,808              25,966
            Valuation allowance...............................           (309)               (309)
                                                                     --------           ---------
                Net Non-Current Deferred Tax Liability........         (2,922)             (1,914)
                                                                     --------           ---------

        Total Net Deferred Tax Asset..........................       $  2,967           $   3,646
                                                                     ========           =========

A valuation allowance has been established for certain state deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit was not considered likely.

At September 30, 2000, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $79,609 (expiration commencing in 2005 through 2019) and state net operating loss carryforwards of $76,314 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $443, alternative minimum tax credit carryforwards of $4,717 and state investment tax credits of $319 (expiration commencing in 2005).

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                                  2000             1999            1998
                                                                  ----             ----            ----
       Statutory tax rate..................................      35.0%            35.0%            35.0%
       State income taxes, net of federal tax benefits.....       3.4%             3.8%             4.9%
       Other, net..........................................      (2.4%)            1.2%              .1%
                                                                 -----            ----             ----
                                                                 36.0%            40.0%            40.0%
                                                                 =====            ====             ====

8. STOCKHOLDERS' EQUITY

Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

The Company has implemented an employee stock purchase plan, under which employees can defer a portion of their compensation and purchase AET shares at a discount. The purchase price for shares purchased under the Plan is 85 percent of the lower of fair market value of the stock on the first or last day of the purchasing period. Purchases through payroll deductions are made on a semiannual basis. Approximately 92,844 shares were purchased under this Plan in fiscal 2000, and at September 30, 2000, 153,999 shares were available under the Plan for future purchases.

A total of 65,666 shares are held into treasury under a deferred compensation plan, in addition to participant-directed investments in mutual funds of $4,618 and $3,377 at September 30, 2000 and September 30, 1999, respectively, which are carried in other assets. The corresponding obligation under the deferred compensation plan of $4,827 and $3,847 at September 30, 2000 and September 30, 1999, respectively, is recorded in long-term liabilities and other credits.

In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a "Junior Preferred Stock Purchase Right" (a "Right") to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET's Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET's Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 2000, there were 11,836,036 Junior Preferred Stock Purchase Rights outstanding.

9. STOCK OPTIONS

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 2000, an aggregate of approximately 4,136,000 shares were reserved for issuance under the plans.

 The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value of the grant for 2000, 1999 and 1998, the Company's fiscal 2000, 1999 and 1998 net loss and loss per share on a pro forma basis would have been as follows:

                                                                    2000               1999               1998
                                                                    ----               ----               ----
              Net Loss:
                  As reported..............................     $  (1,209)          $ (4,669)           $(12,902)
                  Pro forma................................        (2,937)            (5,889)            (13,743)
              Basic Loss per Share:
                  As reported..............................          (.10)              (.41)              (1.18)
                  Pro forma................................          (.25)              (.52)              (1.26)
              Diluted Loss per Share:
                  As reported..............................          (.10)              (.41)              (1.18)
                  Pro forma................................          (.25)              (.52)              (1.26)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: expected volatility ranging from 59 to 56 percent, risk-free interest rates of approximately 6 percent and expected lives of 7 to 10 years. The weighted-average grant date fair value of options granted during the year was $5.89, $3.99 and $5.60 for 2000, 1999 and 1998 respectively.

Information concerning the Company's option plans is as follows:

                                                                               WEIGHTED-
                                        SHARES UNDER          OPTION            AVERAGE
                                           OPTION             PRICES         EXERCISE PRICE       EXERCISABLE
        As of September 30, 1997         2,334,250        $1.000-14.875       $  7.61              1,247,625
                                                                                                   =========
             Granted                       520,250          6.750-9.000          7.27
             Exercised                     (91,750)         1.000-8.375          6.28
             Canceled                      (65,125)        1.000-14.875          9.00
                                       -----------
        As of September 30, 1998         2,697,625         4.630-14.875          7.55              1,923,125
                                                                                                   =========
             Granted                       469,500          5.563-8.063          5.90
             Exercised                     (52,999)         6.625-8.250          6.69
             Canceled                      (10,251)         7.000-8.250          7.51
                                       -----------
        As of September 30, 1999         3,103,875         4.630-14.815          7.32             2,130,993
                                                                                                   =========
             Granted                       598,750          4.563-8.500          7.74
             Exercised                     (37,250)         6.625-7.250          6.81
             Canceled                      (45,750)         5.563-9.000          6.98
                                       -----------
        As of September 30, 2000         3,619,625        $4.563-14.875       $  7.39             2,442,750
                                       ===========                                                 =========

The following table summarizes information regarding stock options outstanding at September 30, 2000:

                                                                                OPTIONS
                                      OPTIONS OUTSTANDING                     EXERCISABLE
                           ------------------------------------------- -------------------------------
                                        WEIGHTED-AVERAGE  WEIGHTED-
                            OUTSTANDING     REMAINING      AVERAGE      EXERCISABLE   WEIGHTED-AVERAGE
            RANGE OF           AS OF       CONTRACTUAL     EXERCISE        AS OF          EXERCISE
         EXERCISE PRICE      09/30/00     LIFE IN YEARS     PRICE        09/30/00           PRICE
        ----------------------------------------------------------------------------------------------
              $ 1.00-5.00        188,000        3.5           $4.7846        180,000     $ 4.7944
                5.01-7.50      1,663,625        5.1            6.4201      1,119,375       6.5362
               7.51-10.00      1,653,875        6.1            8.3066      1,044,000       8.4373
              10.01-12.50         60,375        6.4           11.5362         45,625      11.5315
              12.51-15.00         53,750        5.2           13.8372         53,750      13.8372
                             -----------                                 -----------
                               3,619,625        5.5           $7.3926      2,442,750     $ 7.4743
                             ===========                                 ===========

10. EARNINGS PER SHARE

A reconciliation of shares used in the computation of basic and diluted loss per share is as follows for the years ended September 30:

                                                                                2000             1999              1998
                                                                                ----             ----              ----
              Shares for basic computation............................      11,700,000        11,282,000       10,893,000
              Potential shares from options...........................              --                --               --
                                                                            ----------        ----------       ----------
              Shares for diluted computation..........................      11,700,000        11,282,000       10,893,000
                                                                            ==========        ==========       ==========

In 2000, 1999 and 1998, 129,000, 150,000 and 145,000 potential shares from options were excluded from the reconciliation above, as the effect of including these shares in the calculation would be anti-dilutive.

11. CHANGE IN ACCOUNTING

During the third quarter of 1998, the Company elected early adoption of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Effective with the adoption of SOP 98-5, the Company changed its method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, the Company capitalized these costs, primarily those related to the start-up of its eight and ten-meter OPP films lines, and amortized them over a five-year period. Amortization of these costs was approximately $929 in the year ended September 30, 1997. The effect of this change in accounting was the recognition of $1,539 of costs related to net start-up costs incurred during fiscal 1998 and a one-time charge of $852, net of related income tax benefits of $568, resulting from costs incurred in prior periods.

12. RELATED-PARTY TRANSACTIONS

The Company has entered into employment agreements extending for periods of up to four years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses.

13. COMMITMENTS AND CONTINGENCIES

The Company had entered into foreign exchange contracts, the last of which expired in May 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies were deferred and included as part of capitalized assets. At September 30, 2000, the Company had no outstanding foreign exchange contracts. The Company does not enter into foreign exchange contracts for trading or speculative purposes.

From time to time, the Company becomes involved in litigation which is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations.

14. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in the fourth quarter of 1998. The restructuring, which was approved in 1998 and primarily implemented in fiscal 1999, included the shutdown of two older, less efficient production lines, relocation of certain operations to other locations and the elimination of approximately 200 full-time manufacturing and plant administrative positions, 160 of which were hourly and the remainder of which were salaried. The Company recorded a charge of $18,580 in the fourth quarter of 1998 comprised of approximately $12,090 for ongoing operating leases related to idled leased equipment, $4,100 in severance and outplacement costs, and $2,390 in other charges. At September 30, 2000, approximately $8,793 of these restructuring costs had been paid.

Implementation of this plan is completed, with a total of 181 positions eliminated and the shutdown of the production lines now complete. Since September 1998, the Company has paid out $1,800 on leases related to idled equipment, $4,516 in severance or outplacement costs and $2,477 in other restructuring costs, resulting in an accrued restructuring balance of $9,787 at September 30, 2000 which represents lease costs, the majority of which are classified as a long-term liability.

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

15. EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash which are fully accrued in the accompanying consolidated financial statements. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. Aggregate contributions were made with Company stock valued at $1,861, $1,058, and $2,270 in 2000, 1999, and 1998,
respectively.

The Company has a non-qualified deferred compensation plan for certain management employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment. In April 1999 the Company implemented a Supplemental Executive Retirement Plan under which certain executive employees receive benefits upon retirement. Additionally, the Company implemented a plan for certain other management employees whereby an annual contribution of 7.5 percent of the employee's prior year compensation is made to the plan. During fiscal 2000, approximately $500 was contributed to this plan.

16. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion market, consumer product and health care markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 18 percent of sales in fiscal 2000, 20 percent of sales in 1999 and 18 percent of sales in 1998, with no other customer accounting for more than 10 percent of sales in 2000, 1999 or 1998.

Information by geographic location was as follows for the years ended September 30:

                                                                         2000            1999             1998
                                                                         ----            ----             ----
       Sales:
          United States...........................................    $219,295         $192,627         $200,684
           Foreign................................................      49,080           44,415           44,650
                                                                      --------         --------         --------
                                                                      $268,375         $237,042         $245,334
                                                                      ========         ========         ========
       Operating profit (exclusive of restructuring and
         impairment charges and write off of start-up costs):

           United States..........................................    $ 18,324         $ 11,902         $ 16,313
           Foreign................................................         884            2,866            2,767
                                                                      --------         --------         --------
                                                                      $ 19,208         $ 14,768         $ 19,080
                                                                      ========         ========         ========

No individual country, other than the United States, comprised more than 10 percent of consolidated sales or operating profit.

17. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2000, 1999 and 1998 were as follows:

                                                                      EARNINGS (LOSS)      EARNINGS (LOSS)
                               NET                       NET INCOME         PER SHARE         PER SHARE
                              SALES       GROSS PROFIT     (LOSS)            BASIC(A)        DILUTED (A)
                              -------     ------------   ----------   ---------------      ---------------
September 30, 1998
   1st quarter                $56,416      $ 11,847      $  (753)         $   (.07)          $  (.07)
   2nd quarter                 62,439        11,414         (602)             (.05)             (.05)
   3rd quarter                 66,535        13,943        2,710               .24               .24
   4th quarter(b)              59,954        12,956      (14,257)            (1.29)            (1.29)
September 30, 1999
    1st quarter               $55,445       $ 7,941      $(4,735)         $   (.43)          $  (.43)
    2nd quarter                58,979        11,652         (863)             (.08)             (.08)
    3rd quarter                62,269        13,757          194               .02               .02
    4th quarter                60,349        15,091          735               .06               .06
September 30, 2000
    1st quarter               $60,151       $14,876      $ 1,158          $    .10           $   .10
    2nd quarter                68,745        16,787        1,803               .15               .15
    3rd quarter                73,700        14,302           21               .00               .00
    4th quarter                65,779         7,154       (4,191)             (.35)             (.35)

------------------------------------------
(a) Earnings (Loss) Per Share is presented before change in accounting.

(b) The Company implemented a restructuring plan in the fourth quarter of 1998 and recorded a charge of $18,580 before taxes. The Company also wrote down the value of certain assets in its Covington, Virginia facility, whose carrying values had been impaired by an aggregate of $2,926. The restructuring and impairment charges are discussed more fully in Note 14.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (In thousands)

                                                       ADDITIONS
                                       BALANCE AT      CHARGED TO
                                       BEGINNING       COSTS AND                     BALANCE AT
            DESCRIPTION                OF PERIOD        EXPENSES     DEDUCTIONS     END OF PERIOD
            -----------                ---------        --------     ----------     -------------
 Allowance for doubtful accounts:
          2000                          $1,554           $  472       $   170         $ 1,856
          1999                           1,056            1,217           719           1,554
          1998                             745              832           521           1,056

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Extrusion Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in
Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for certain start-up costs in 1998 to adopt the American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

 /s/ Deloitte and Touche LLP
 ---------------------------
Deloitte & Touche LLP

Boston, Massachusetts
November 13, 2000