Form 10-Q
period 2000-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-02-08
CIK 874389

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

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                            ------------------------

                      APPLIED EXTRUSION TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                        0-19188                      51-0295865
  (State of Incorporation)         (Commission File No.)            (I.R.S. Employer
                                                                   Idenification No.)

                                    3 CENTENNIAL DRIVE
                               PEABODY, MASSACHUSETTS 01960
                         (Address of principal executive offices)

                                      (978) 538-1500
                   (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding as of February 6, 2001 was 12,597,403.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      2000              2000
                                                                                      ----              ----
ASSETS
Current assets:
    Cash and cash equivalents.................................................     $  2,064          $  3,265
    Accounts receivable, net of allowance for doubtful accounts of $1,867
        at December 31, 2000 and $1,856 at September 30, 2000, respectively...       40,581            43,131
    Inventory.................................................................       47,077            43,059
    Prepaid expenses..........................................................        6,689             3,124
    Deferred taxes............................................................        5,889             5,889
                                                                                 -----------       -----------
            Total current assets..............................................      102,300            98,468

Property, plant and equipment, net............................................      279,617           280,300
Intangibles and deferred finance charges, net.................................        2,326             2,372
Long-term note receivable and other assets....................................       10,140             8,110
                                                                                 -----------       -----------
                                                                                  $ 394,383         $ 389,250
                                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..........................................................    $  16,481         $  17,862
    Accrued interest..........................................................        6,022             9,971
    Accrued expenses and other current liabilities............................       28,654            27,216
    Current portion of long-term debt.........................................       64,000                 -
                                                                                 -----------       -----------
            Total current liabilities.........................................      115,157            55,049

Long-term debt................................................................      156,500           209,500
Deferred taxes................................................................        2,922             2,922
Long-term liabilities and other credits.......................................       21,548            21,866
Commitments and contingencies.................................................

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 12,718 and
   12,019 shares issued at December 31, 2000 and September 30, 2000,
    respectively..............................................................          127               120
Additional paid-in capital....................................................      101,286           100,266
Retained earnings.............................................................        1,365             4,060
Accumulated other comprehensive loss..........................................       (2,269)           (2,277)
                                                                                 -----------       -----------
                                                                                    100,509           102,169
Treasury stock, at cost, and other, 249 and 248 shares at December 31, 2000
    and September 30, 2000, respectively......................................       (2,253)           (2,256)
                                                                                 -----------       -----------
            Total stockholders' equity........................................       98,256            99,913
                                                                                 -----------       -----------
                                                                                  $ 394,383         $ 389,250
                                                                                 ===========       ===========



See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2000 and 1999
                 (In thousands, except share and per share data)




                                                                                      2000          1999
                                                                                      ----          ----

SALES........................................................................      $ 62,724      $ 60,151
Cost of sales................................................................        51,346        45,275
                                                                                   ----------    ----------
GROSS PROFIT.................................................................        11,378        14,876

OPERATING EXPENSES:
    Selling, general and administrative......................................         7,205         6,469
    Research and development.................................................         1,630         1,601
    Share incentive plan.....................................................           861             -
                                                                                   ----------    ----------
        Total operating expenses.............................................         9,696         8,070
                                                                                   ----------    ----------

OPERATING PROFIT.............................................................         1,682         6,806

NON-OPERATING EXPENSES:
    Interest expense, net....................................................         5,892         4,997
                                                                                   ----------    ----------

Income (loss) before income taxes............................................        (4,210)        1,809
Income tax expense (benefit).................................................        (1,515)          651
                                                                                   ----------    ----------
NET INCOME (LOSS)............................................................      $ (2,695)     $  1,158
                                                                                   ==========    ==========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE...........................      $   (.23)     $   0.10
                                                                                   ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic....................................................................        11,898        11,681
    Diluted..................................................................        11,898        11,814



                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                  Three Months Ended December 31, 2000 and 1999
                                 (In thousands)


Net income (loss)............................................................      $ (2,695)     $  1,158
Exchange rate changes........................................................             8           135
                                                                                   ----------    ----------
COMPREHENSIVE INCOME (LOSS)..................................................      $ (2,687)     $  1,293
                                                                                   ==========    ==========


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                     2000         1999
                                                                                     ----         ----
OPERATING ACTIVITIES:
    Net income (loss) ..........................................................  $ (2,695)    $  1,158

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts.........................................        93           93
        Depreciation and amortization...........................................     5,834        5,308

        Deferred taxes and other credits........................................    (2,384)      (1,252)

        Stock issued for share incentive plan...................................       861            -
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets...........................    (3,914)        (488)

            Accounts payable and accrued expenses...............................    (3,891)      (6,156)

            Accounts receivable and inventory...................................    (1,561)       7,322
                                                                                  ---------    ---------
                Net cash used in operating activities...........................    (7,657)      (8,659)


INVESTING ACTIVITIES:
    Additions to property, plant and equipment..................................    (4,463)      (3,969)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net..............................    11,000       13,000
    Proceeds from issuance of stock, net........................................       167        1,860
                                                                                  ---------    ---------
                Net cash provided by financing activities.......................    11,167       14,860
    Effect of exchange rate changes on cash.....................................         8          135
                                                                                  ---------    ---------

    Increase (decrease) in cash and cash equivalents, net.......................    (1,201)       2,367

    Cash and cash equivalents, beginning........................................     3,265        5,323
                                                                                  ---------    ---------
    Cash and cash equivalents, ending...........................................  $  2,064     $  7,690
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $424 and $578, respectively.  $ 10,312     $ 9,126
        Income taxes............................................................        52           -


See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended December 31, 2000 and 1999
                 (In thousands, except share and per share data)


1.     BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission.


2.     INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on December 31, 2000 and September 30, 2000:

                                           DECEMBER     SEPTEMBER
                                             2000          2000
                                             ----          ----
                   Raw materials         $   8,704    $    9,336
                   Finished goods           38,373        33,723
                                        -----------   -----------
                    Total                $  47,077    $   43,059
                                        ===========   ===========


3.           SHARE INCENTIVE PLAN

In the first quarter of 2000, the Company recorded a one-time, non-cash charge of $861 for shares issued to non-executive employees as part of an incentive and retention program. Under this program the Company issued approximately 600,000 shares of stock to its top 130 non-executive managers in exchange for 1,200,000 of their vested and unvested stock options. These new shares vest ratably over two years and are granted in lieu of annual incentive bonuses for these managers for fiscal 2000 and 2001.

4.    EARNINGS PER SHARE

For the three months ended December 31, 2000, basic income per share was computed based on the weighted average number of common shares outstanding during the period of 11,897,816. For the three months ended December 31, 1999, 132,793 potential shares from options were excluded from the shares used to calculate diluted earnings per share, as the effect of including these shares in the calculation would be to decrease the loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 WITH THE THREE MONTHS ENDED DECEMBER 31, 1999


INTRODUCTION

The Company is a leading developer and manufacturer of highly specialized oriented polypropylene (OPP) films in North America used in consumer product labeling, flexible packaging and overwrap applications worldwide. End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the periods ended December 31, 2000 and 1999 are referred to as the first quarters of 2001 and 2000, respectively. All dollar amounts are in thousands.


RESULTS OF OPERATIONS


                                                     THREE MONTHS ENDED DECEMBER 31,
                                                         2000               1999
                                                         ----               ----
        Sales...................................        100.0%             100.0%
        Cost of sales...........................         81.9               75.3
        Gross profit............................         18.1               24.7
        Selling, general and administrative.....         11.5               10.8
        Research and development................          2.6                2.6
        Operating profit........................          2.7               11.3
        Interest expense........................          9.4                8.3
        Net income (loss).......................         (4.3)               1.9


The Company reported first quarter sales of $62,724, an increase of $2,573 or
4.3 percent over the same quarter in 2000, resulting primarily from an improved sales mix. The Company's OPP films sales volume was flat compared with the first quarter of 2000. The business continues to recover from low industry-wide capacity utilization levels and the spike in raw material costs experienced late in fiscal 2000. Raw material costs increased approximately 70 percent from mid-1999 to the end of fiscal 2000 as a result of higher oil prices and strong demand for polypropylene resin. Capacity utilization of the OPP films industry continued to improve in the quarter, as steady demand growth lengthened industry delivery lead times. Sales and operating profit derived from sales outside the United States were 17.9 percent of sales and
6.4 percent of operating profit, respectively, for the first quarter of 2001, compared with 16.5 percent of sales and 6.1 percent of operating profit for the same period in 2000.

Gross profit was $11,378 or 18.1 percent of sales, compared with $14,876 or
24.7 percent of sales in the first quarter of 2000. The decline in gross profit results from significantly higher raw material costs experienced in the quarter as compared with the first quarter of 2000. However, raw material costs have receded from the high level experienced in the most recently preceding quarter ended September 30, 2000. Along with gradual increases in average selling prices and no production shutdown, this decline in resin costs resulted in a $4,224 improvement in gross profit over the preceding quarter.

Total operating expenses of $9,696 for the first quarter of fiscal 2001 increased by $1,626 as compared with the first quarter of 2000, primarily as a result of a non-cash charge of $861 for shares of stock issued to non-executive employees as part of an incentive and retention program. Under this program the Company issued approximately 600,000 shares to its top 130 non-executive managers in exchange for 1,200,000 of their vested and unvested stock options. These new shares vest ratably over two years and were granted in lieu of annual incentive bonuses for these managers for fiscal 2000 and 2001. The remaining $765 increase in operating expenses is primarily due to annual salary and related benefits increases, including a significant increase in health and other costs.

Net interest expense for the first quarter of 2001 of $5,892 was $895 higher than interest expense in the first quarter of 2000 due to a higher average debt balance and a higher average interest rate in the first quarter of 2001.

Income tax as a percent of income before income taxes was 36 percent at December 31, 2000 and December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders whereby the Company has a $90,000 revolving credit facility (the "Credit Facility") with a final maturity on the earlier of (i) November 1, 2001, if the AET Senior Notes are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At December 31, 2000, AET had $64,000 outstanding under its Credit Facility and another $12,435 in Letters of Credit, leaving $13,565 available for borrowing. The Company also has $6,500 of Revenue Bonds outstanding, which are due November 4, 2004.

The Company currently plans to refinance the $150,000 Senior Notes which mature on April 7, 2002 late in fiscal 2001 or early fiscal 2002. If the Notes are not refinanced by November 1, 2001, the $90,000 Credit Facility matures. If AET refinances the Notes on terms and conditions acceptable to the group of lenders providing the Credit Facility prior to November 1, 2001 and the amount outstanding under the Credit Facility is not in excess of $80,000 after refinancing the Notes, then the Credit Facility will mature on January 29, 2003. An inability to refinance the Senior Notes prior to November 1, 2001 would have a materially adverse effect on the financial condition and liquidity of the Company in fiscal 2002. There can be no assurance that the Company will be successful in this effort.

Operating activities in the first quarter of 2001 used $7,657 of cash, which was the result of net income before depreciation and amortization and other non-cash expenditures of $1,709, offset by an increase in working capital of $9,366. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $3,891 and increases in inventory and prepaid expenses of $4,018 and $3,914, respectively and a decrease in accounts receivable of $2,457. The increase in inventory is customary at this time of year, as the Company stocks in advance of its typically busy second and third quarters. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes and the Company's annual contributions to employee benefit plans. In addition, during the quarter, payments against restructuring reserves reduced such accounts by $225 to a balance of $9,562 at December 31, 2000.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At December 31, 2000, the Company had short-term debt outstanding of $64,000 and had long-term debt outstanding of $156,500. The short-term debt consists of the amount outstanding on the Credit Facility which has a variable interest rate, based on either LIBOR or prime rates. If interest rates increased or decreased by 10 percent from the interest rates in place at December 31, 2000, interest expense incurred on the Credit Facility would change by approximately $753.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE RELATED TO THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, FLUCTUATIONS IN RAW MATERIALS AND OTHER PRODUCTION COSTS, THE LOSS OF ONE OR MORE SIGNIFICANT CUSTOMERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CAPITAL PROJECTS, THE SUCCESS OF THE COMPANY'S EFFORTS TO EXPAND INTO NEW MARKETS AND OTHER RISKS DETAILED IN EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND FROM TIME TO TIME IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

--------------
(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2000.

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

                                        APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                    (Registrant)


                                        By: /s/ Anthony J. Allott
                                            --------------------------
                                             Anthony J. Allott
                                             Senior Vice President and
                                             Chief Financial Officer
                                             February 6, 2001