Form 10-Q/A
period 2000-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-02-15
CIK 874389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of Registrant's Common Stock, $.01 par value per share, outstanding as of February 14, 2001 was 12,597,403.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                                      2000              2000
                                                                                      ----              ----
ASSETS
Current assets:
    Cash and cash equivalents.................................................     $  2,064          $  3,265
    Accounts receivable, net of allowance for doubtful accounts of $1,867
        at December 31, 2000 and $1,856 at September 30, 2000, respectively...       40,581            43,131
    Inventory.................................................................       47,077            43,059
    Prepaid expenses..........................................................        6,689             3,124
    Deferred taxes............................................................        5,889             5,889
                                                                                 -----------       -----------
            Total current assets..............................................      102,300            98,468

Property, plant and equipment, net............................................      279,617           280,300
Intangibles and deferred finance charges, net.................................        2,326             2,372
Long-term note receivable and other assets....................................       10,140             8,110
                                                                                 -----------       -----------
                                                                                  $ 394,383         $ 389,250
                                                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..........................................................    $  16,481         $  17,862
    Accrued interest..........................................................        6,022             9,971
    Accrued expenses and other current liabilities............................       28,654            27,216
    Current portion of long-term debt.........................................       64,000                 -
                                                                                 -----------       -----------
            Total current liabilities.........................................      115,157            55,049

Long-term debt................................................................      156,500           209,500
Deferred taxes and other credits..............................................       24,470            24,788
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

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                     2000         1999
                                                                                     ----         ----
OPERATING ACTIVITIES:
    Net income (loss) ..........................................................  $ (2,695)    $  1,158

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts.........................................        93           93
        Depreciation and amortization...........................................     5,834        5,308

        Deferred taxes and other credits........................................    (2,384)      (1,252)

        Stock issued for share incentive plan...................................       861            -
        Changes in assets and liabilities which used cash:
            Prepaid expenses and other current assets...........................    (3,914)        (488)

            Accounts payable and accrued expenses...............................    (3,891)      (6,156)

            Accounts receivable and inventory...................................    (1,561)      (7,322)
                                                                                  ---------    ---------
                Net cash used in operating activities...........................    (7,657)      (8,659)


INVESTING ACTIVITIES:
    Additions to property, plant and equipment..................................    (4,719)      (3,969)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net..............................    11,000       13,000
    Proceeds from issuance of stock, net........................................       167        1,860
                                                                                  ---------    ---------
                Net cash provided by financing activities.......................    11,167       14,860
    Effect of exchange rate changes on cash.....................................         8          135
                                                                                  ---------    ---------

    Increase (decrease) in cash and cash equivalents, net.......................    (1,201)       2,367

    Cash and cash equivalents, beginning........................................     3,265        5,323
                                                                                  ---------    ---------
    Cash and cash equivalents, ending...........................................  $  2,064     $  7,690
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $424 and $578, respectively.  $ 10,312     $ 9,126
        Income taxes............................................................        52           -


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

                                        APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                    (Registrant)


                                        By: /s/ Anthony J. Allott
                                            --------------------------
                                             Anthony J. Allott
                                             Senior Vice President and
                                             Chief Financial Officer
                                             February 14, 2001