Form 10-Q
period 2001-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-05-02
CIK 874389

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                              --------------------

                                     0-19188
                              (Commission File No.)


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


      DELAWARE                                            51-0295865
(State of Incorporation)                      (IRS Employer Identification No.)


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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of April 30, 2001 was 12,597,403.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  MARCH 31,      SEPTEMBER 30,
                                                                                    2001              2000
                                                                                    ----              ----
ASSETS
Current assets:
    Cash and cash equivalents...................................................    $ 2,139         $  3,265
    Accounts receivable, net of allowance for doubtful accounts of $2,012
        at March 31, 2001 and $1,856 at September 30, 2000, respectively........     45,788           43,131
    Inventory...................................................................     41,383           43,059
    Prepaid expenses............................................................      3,573            3,124
    Deferred taxes..............................................................      5,889            5,889
                                                                                   --------         --------
            Total current assets................................................   $ 98,772         $ 98,468

Property, plant and equipment, net..............................................    278,207          280,300
Intangibles and deferred finance charges, net...................................      1,935            2,372
Long-term note receivable and other assets......................................      9,603            8,110
                                                                                   --------         --------
                                                                                   $388,517         $389,250
                                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable............................................................   $ 18,206         $ 17,862
    Accrued expenses and other current liabilities..............................     25,848           27,216
    Accrued interest............................................................     10,080            9,971
    Current portion of long-term debt...........................................     61,000               --
                                                                                   --------         --------
            Total current liabilities...........................................    115,134           55,049

Long-term debt..................................................................    156,500          209,500
Deferred taxes..................................................................      1,764            2,922
Long-term liabilities and other credits.........................................     17,243           21,866
Commitments and contingencies...................................................

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300
        are designated Junior Preferred Stock; no stock outstanding.............         --               --
Common stock, $.01 par value; 30,000 shares authorized; 12,780 and
        12,019 shares issued at March 31, 2001 and September 30, 2000,
        respectively............................................................        128              120
Additional paid-in capital......................................................    101,468          100,266
Retained earnings...............................................................      1,998            4,060
Accumulated comprehensive loss..................................................     (3,469)          (2,277)
                                                                                   --------         --------
                                                                                    100,125          102,169
Treasury stock, at cost, and other, 252 and 248 shares at March 31, 2001
        and September 30, 2000, respectively....................................     (2,249)          (2,256)
                                                                                   --------         --------
            Total stockholders' equity .........................................     97,876           99,913
                                                                                   --------         --------
                                                                                   $388,517         $389,250
                                                                                   =========        ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   2001          2000
                                                                                   ----          ----
SALES...........................................................................  $72,989       $68,745
Cost of sales...................................................................   57,892        51,958
                                                                                  -------       -------
GROSS PROFIT....................................................................   15,097        16,787

OPERATING EXPENSES:
    Selling, general and administrative.........................................    7,012         6,994
    Research and development....................................................    1,631         1,793
                                                                                  -------       -------
        Total operating expenses................................................    8,643         8,787
                                                                                  -------       -------
OPERATING PROFIT................................................................    6,454         8,000

NON-OPERATING EXPENSES:
    Interest expense, net.......................................................    5,465         5,183
                                                                                  -------       -------
Income before income taxes......................................................      989         2,817
Income tax expense..............................................................      356         1,014
                                                                                  -------       -------
NET INCOME......................................................................  $   633       $ 1,803
                                                                                  =======       =======

BASIC AND DILUTED EARNINGS PER COMMON SHARE.....................................  $  0.05       $  0.15
                                                                                  =======       =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.......................................................................   12,591        11,774
    Diluted.....................................................................   12,679        12,195


                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)


Net income......................................................................  $   633        $1,803
Exchange rate changes ..........................................................   (1,200)           18
                                                                                  -------        ------
COMPREHENSIVE INCOME (LOSS).....................................................  $  (567)       $1,821
                                                                                  =======        ======

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     2001          2000
                                                                                     ----          ----
SALES...........................................................................   $135,713      $128,896
Cost of sales...................................................................    109,238        97,233
                                                                                   --------      --------
GROSS PROFIT....................................................................     26,475        31,663

OPERATING EXPENSES:
    Selling, general and administrative.........................................     14,217        13,463
    Research and development....................................................      3,261         3,394
    Share incentive plan........................................................        861            --
                                                                                   --------      --------
        Total operating expenses................................................     18,339        16,857
                                                                                   --------      --------

OPERATING PROFIT................................................................      8,136        14,806

NON-OPERATING EXPENSES:
    Interest expense, net.......................................................     11,357        10,180
                                                                                   --------      --------

Income (loss) before income taxes...............................................     (3,221)        4,626
Income tax expense (benefit)....................................................     (1,159)        1,665
                                                                                   --------      --------
NET INCOME (LOSS)...............................................................   $ (2,062)     $  2,961
                                                                                   ========      ========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic.......................................................................   $  (0.17)     $   0.26
    Diluted.....................................................................      (0.17)         0.25
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic.......................................................................     12,241        11,594
    Diluted.....................................................................     12,276        11,858


                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

Net income (loss)...............................................................   $ (2,062)      $ 2,961
Exchange rate changes...........................................................     (1,192)          153
                                                                                   --------       -------
COMPREHENSIVE INCOME (LOSS).....................................................   $ (3,254)      $ 3,114
                                                                                   ========       =======

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                     2001             2000
                                                                                     ----             ----
OPERATING ACTIVITIES:
    Net income (loss) ..........................................................   $ (2,062)       $  2,961
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Provision for doubtful accounts.........................................        203             186
        Depreciation and amortization...........................................     11,678          10,609
        Deferred taxes and other credits........................................     (4,944)         (2,214)
        Stock issued for share incentive plan...................................        861              --
        Changes in assets and liabilities which used cash:
            Prepaid expenses and other current assets...........................     (2,370)           (319)
            Accounts payable and accrued expenses...............................       (627)         (5,724)
            Accounts receivable and inventory...................................     (1,823)        (17,907)
                                                                                   --------        --------
                Net cash provided by (used in) operating activities.............        916         (12,408)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment..................................    (10,340)         (9,031)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net..............................      8,000          19,000
    Proceeds from issuance of stock, net........................................        356           2,337
                                                                                   --------        --------
                Net cash provided by financing activities.......................      8,356          21,337

    Effect of exchange rate changes on cash.....................................        (58)            153
                                                                                   --------        --------
    Increase (decrease) in cash and cash equivalents, net.......................     (1,126)             51
    Cash and cash equivalents, beginning........................................      3,265           5,323
                                                                                   --------        --------
    Cash and cash equivalents, ending...........................................   $  2,139        $  5,374
                                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $1,189 and $1,190,
          respectively..........................................................   $ 12,607        $ 10,170
        Income taxes............................................................         95              --

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on March 31, 2001 and September 30, 2000:

                                           MARCH 2001    SEPTEMBER 2000

                  Raw materials            $ 8,454          $ 9,336
                  Finished goods            32,929           33,723
                                           -------          -------
                  Total                    $41,383          $43,059
                                           =======          =======


3.  SHARE INCENTIVE PLAN

In the first quarter of fiscal 2001, the Company recorded a one-time, non-cash charge of $861 for shares issued to non-executive employees as part of an incentive and retention program. Under this program the Company issued approximately 600,000 shares of stock to its top 125 non-executive managers in exchange for 1,200,000 of their vested and unvested stock options. These new shares vest over two years and were granted in lieu of annual incentive bonuses for these managers for fiscal 2000 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2001 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2000

INTRODUCTION

The Company is a leading North American developer and manufacturer of highly specialized oriented polypropylene ("OPP") films in North America used in consumer product labeling, flexible packaging and overwrap applications. End users of AET's films are consumer products companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the three-month periods ended March 31, 2001 and 2000 are referred to as the second quarters of 2001 and 2000, respectively. All dollar amounts are in thousands.


RESULTS OF OPERATIONS


                                                       THREE MONTHS             SIX MONTHS
                                                       ENDED MARCH 31,         ENDED MARCH 31,
                                                       2001        2000        2001       2000
    Sales.........................................    100.0%      100.0%      100.0%     100.0%
    Cost of sales.................................     79.3        75.6        80.5       75.4
    Gross profit..................................     20.7        24.4        19.5       24.6
    Selling, general and administrative...........      9.6        10.2        10.5       10.4
    Research and development......................      2.2         2.6         2.4        2.6
    Operating profit..............................      8.8        11.6         6.0       11.5
    Interest expense, net.........................      7.5         7.5         8.4        7.9
    Net income (loss).............................      0.9         2.6        (1.5)       2.3

The Company reported second quarter sales of $72,989, an increase of $4,244, or
6.2 percent, over the same quarter in 2000 and $10,265, or 16.4 percent, over the first fiscal quarter of 2001. This increase was driven by continued growth in sales volume of OPP films and slightly higher selling prices as the Company passed on to its customers a portion of the increase in raw material costs which spiked late in fiscal 2000. With OPP films industry demand growth continuing at its historical average of 6.0 percent annually, capacity utilization in the market continues to strengthen, driving increased volumes. This trend is expected to continue as the minimal capacity expansion underway will not keep pace with market growth. Sales in the first six months of fiscal 2001 increased to $135,713 compared with $128,896 in the same period of fiscal 2000, an increase of 5.3 percent. Sales outside the United States were 17.3 and 18.3 percent of sales for the six months ended March 31, 2001 and 2000, respectively, and generated an operating loss of 2.6 percent and profit of 6.9 percent of total operating profit in those same periods. Sales outside the United States generated a loss in the six months ended March 31, 2001 due to an increase in lower margin sales in order to reduce inventories and maximize cash generation. This level of lower margin sales is not expected to recur for the remainder of the year.

Gross profit in the second quarter of fiscal 2001 was $15,097, or 20.7 percent of sales, compared with $16,787, or 24.4 percent of sales, in the second quarter of fiscal 2000. For the six months ended March 31, 2001, gross profit was $26,475, or 19.5 percent of sales, compared with $31,663, or 24.6 percent of sales, in the same period of fiscal 2000. The decline in gross profit is due to the spike in raw material costs experienced late in fiscal 2000 resulting in higher-cost material purchases and inventory values for products sold in fiscal 2001. Most of these cost increases were not passed on to customers in the form of price increases due to the excess capacity that exists in the OPP films industry. Capacity utilization is expected to continue to strengthen and reach levels in the next twelve months to support significant increases in profitability throughout the industry.

Raw material costs are now declining due largely to the introduction of new polypropylene resin capacity and are expected to decline further by the end of the fiscal year. These raw material cost declines, in conjunction with the tightening capacity utilization in the OPP films industry, have begun to result in profitability improvements over the past six months, as follows:


                                                                       OPERATING         OPERATING
     QUARTER ENDED                GROSS PROFIT      GROSS MARGIN        PROFIT            MARGIN
     -------------                ------------      ------------        ------            ------
     September 30, 2000(*)           $ 9,554           14.5%            $1,308             2.0%
     December 31, 2000(**)           $11,378           18.1%            $2,543             4.1%
     March 31, 2001                  $15,097           20.7%            $6,454             8.8%

(*) EXCLUDES $2,400 OF COSTS ASSOCIATED WITH A TEMPORARY SHUTDOWN OF CERTAIN MANUFACTURING PLANTS IN SEPTEMBER 2000
(**) EXCLUDES $861 OF NON-CASH CHARGES RELATED TO THE SHARE INCENTIVE PLAN FOR NON-EXECUTIVE EMPLOYEES

Margin expansion is expected to continue due to the further declines predicted for resin costs, ongoing improvement in sales mix, and further tightening of industry capacity utilization driven by continuing 6.0 percent demand growth for OPP films.

Total operating expenses of $8,643 for the second fiscal quarter of 2001 were reduced slightly from $8,787 in the same quarter of fiscal 2000. For the six months ended March 31, 2001, operating expenses increased $1,482 to $18,339 as compared to $16,857 for the six months ended March 31, 2000, due primarily to the non-cash charge recorded in the first quarter of fiscal 2001 related to the share incentive plan for non-executive employees.

Net interest expense for the second quarter of fiscal 2001 of $5,465 was $282 higher than interest in the second quarter of fiscal 2000 due to a higher average debt balance and higher interest rates on the Revolving Credit Facility in the second quarter of fiscal 2001.

Income tax as a percent of income before income taxes was 36 percent for the three and six months ended March 31, 2001 and March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders whereby the Company has a $90,000 revolving credit facility (the "Credit Facility") with a final maturity on the earlier of (i) November 1, 2001, if the Senior Notes (as defined hereinafter) are not refinanced prior to such date, or (ii) January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. During the second quarter of fiscal 2001, the Company paid down $3,000 on its Credit Facility. The balance of the Credit Facility was $61,000 at March 31, 2001 with another $12,435 in Letters of Credit outstanding, leaving $16,565 available for borrowing. The Company also has $6,500 of revenue bonds outstanding, which are due November 4, 2004.

The Company currently plans to refinance the $150,000 Senior Notes which mature on April 7, 2002 late in fiscal 2001 or early fiscal 2002 (the "Senior Notes"). If the Senior Notes are not refinanced by November 1, 2001, the $90,000 Credit Facility matures. If AET refinances the Senior Notes on terms and conditions acceptable to the group of lenders providing the Credit Facility prior to November 1, 2001 and the amount outstanding under the Credit Facility is not in excess of $80,000 after refinancing the Notes, then the Credit Facility will mature on January 29, 2003. An inability to refinance the Senior Notes prior to November 1, 2001 would have a materially adverse effect on the financial condition and liquidity of the Company. There can be no assurance that the Company will be successful in this effort.

Operating activities for the six months ended March 31, 2001 provided $916 of cash, which was the result of net income before depreciation and amortization and other non-cash expenditures of $5,736, offset by an increase in working capital of $4,820. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $627, a decrease in inventory of $1,540, and an increase in prepaid expenses and other current assets, and accounts receivable of $2,370 and $3,363, respectively. Inventory decreased due to the sale of inventory built up in the first quarter, accounting for the increase in accounts receivable. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes, as well as its annual contributions to employee benefit plans. During the quarter, payments against restructuring reserves reduced such accounts by $225 to a balance of $9,337 at March 31, 2001.


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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM AND LONG-TERM DEBT

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At March 31, 2001, the Company had short-term debt outstanding of $61,000 and had long-term debt outstanding of $156,500. The short-term debt consists of the amount outstanding on the Credit Facility which has a variable interest rate, based on either LIBOR or prime rates. If interest rates increased or decreased by 10 percent from the interest rates in place at March 31, 2001, interest expense incurred on the Credit Facility would change by approximately $489.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 31, 2001 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 10,664,550 shares of common stock were represented at the meeting by proxy.

At the Annual Meeting, Messrs. Richard G. Hamermesh and Joseph J. O'Donnell were elected as Class III Directors of the Company for a term of three years expiring at the Company's 2004 Annual Meeting. In the case of Mr. Hamermesh, 8,311,075 shares were voted in favor of his election and 2,353,475 votes were withheld; and in the case of Mr. O'Donnell, 8,311,075 shares were voted in favor of his election and 2,353,475 votes were withheld. The following directors' terms continued after the Annual Meeting: Messrs. Amin J. Khoury, Thomas E. Williams, Mark M. Harmeling, Nader A. Golestaneh and Paul W. Marshall. Subsequent to the Annual Meeting, Paul W. Marshall resigned as a member of the Board of Directors.

The Company's 2001 Stock Option Plan for Directors (the "Directors' Plan") was also approved at this meeting. The voting for the Directors' Plan was as follows: 5,140,464 shares in favor; 4,897,227 votes opposed; and 626,859 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
10.1*    2001 Stock Option Plan for Directors.

--------------

(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2000.
*     Filed herewith.

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

                                           APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                       (Registrant)

                                           By: /s/ Anthony J. Allott
                                               --------------------------------
                                               Anthony J. Allott
                                               Senior Vice President and
                                               Chief Financial Officer
                                               May 2, 2001