Form 10-Q
period 2001-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-08-13
CIK 874389

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

                      FOR THE QUARTER ENDED JUNE 30, 2001

                             --------------------

                                    0-19188
                             (Commission File No.)

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)



                                   DELAWARE
                           (State of Incorporation)
                                  51-0295865
                       (IRS Employer Identification No.)



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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 9, 2001 was 12,781,354.
================================================================================

                        PART I - FINANCIAL INFORMATION



                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,       SEPTEMBER 30,
                                                                                      2001              2000
                                                                                    --------       -------------
ASSETS
Current assets:
    Cash and cash equivalents ............................................         $  27,863          $   3,265

    Accounts receivable, net of allowance for doubtful accounts of $2,136
        at June 30, 2001 and $1,856 at September 30, 2000, respectively ..            44,336             43,131
    Inventory ............................................................            43,457             43,059
    Prepaid expenses and other assets ....................................            10,450              9,013
                                                                                   ---------          ---------
            Total current assets .........................................           126,106             98,468

Property, plant and equipment, net .......................................           285,245            280,300
Intangibles and deferred finance charges, net ............................            22,865              2,372
Other assets .............................................................            12,774              8,110
                                                                                   ---------          ---------
                                                                                   $ 446,990          $ 389,250
                                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................................            17,917          $  17,862
    Accrued expenses and other current liabilities .......................            28,663             27,216
    Note payable .........................................................             6,744               --
    Accrued interest .....................................................             1,450              9,971
                                                                                   ---------          ---------
            Total current liabilities ....................................            54,774             55,049

Long-term debt ...........................................................           277,359            209,500
Long-term liabilities and other credits ..................................            18,472             24,788
Commitments and contingencies.............................................

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300
        are designated Junior Preferred Stock; no stock outstanding ......              --                 --

Common  stock, $.01 par value; 30,000 shares authorized; 12,780 and 12,019 shares issued at June 30, 2001 and September 30, 2000,
        respectively .....................................................               128                120
Additional paid-in capital ...............................................           101,468            100,266
Retained earnings ........................................................                35              4,060
Accumulated comprehensive loss ...........................................            (2,664)            (2,277)
                                                                                   ---------          ---------
                                                                                      98,967            102,169

Treasury stock, at cost, and other, 256 and 248 shares at June 30, 2001
        and September 30, 2000, respectively .............................            (2,582)            (2,256)
                                                                                   ---------          ---------
            Total stockholders' equity ...................................            96,385             99,913
                                                                                   ---------          ---------
                                                                                   $ 446,990          $ 389,250
                                                                                   =========          =========

See notes to condensed consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2001          2000
                                                                                         ---------     ---------
SALES...............................................................................     $  72,414     $  73,700
Cost of sales.......................................................................        55,108        59,398
                                                                                         ---------     ---------
GROSS PROFIT........................................................................        17,306        14,302

OPERATING EXPENSES:
    Selling, general and administrative.............................................         6,925         7,029
    Research and development........................................................         1,497         1,779
    QPF acquisition costs...........................................................         2,548             -
                                                                                         ---------     ---------
        Total operating expenses....................................................        10,970         8,808

OPERATING PROFIT....................................................................         6,336         5,494

NON-OPERATING EXPENSES:
    Interest expense, net...........................................................         6,315         5,461
                                                                                         ---------     ---------

Income before income taxes..........................................................            21            33
Income tax expense..................................................................             7            12
                                                                                         ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM....................................................     $      14     $      21
                                                                                         ---------     ---------

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES OF $1,112..........        (1,977)            -
                                                                                         ---------     ---------

NET INCOME (LOSS)...................................................................     $  (1,963)    $      21
                                                                                         ---------     ---------

EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:
    Basic and diluted...............................................................     $    0.00     $    0.00
EARNINGS (LOSS) PER COMMON SHARE:
    Basic...........................................................................     $    (.16)    $    0.00
    Diluted.........................................................................          (.15)         0.00
AVERAGE COMMON SHARES OUTSTANDING:
    Basic...........................................................................        12,597        11,786
    Diluted.........................................................................        12,851        11,938

                       CONDENSED CONSOLIDATED STATEMENTS
                          OF COMPREHENSIVE OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (IN THOUSANDS)

Net income (loss)...................................................................     $  (1,963)    $      21
Exchange rate changes...............................................................           805          (478)
                                                                                         ---------     ---------
COMPREHENSIVE LOSS..................................................................     $  (1,158)    $    (457)
                                                                                         ---------     ---------

See notes to condensed consolidated financial statements

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2001          2000
                                                                                         ---------     ---------
SALES...............................................................................     $ 208,127     $ 202,596
Cost of sales.......................................................................       164,346       156,631
                                                                                         ---------     ---------
GROSS PROFIT........................................................................        43,781        45,965

OPERATING EXPENSES:
    Selling, general and administrative.............................................        21,142        20,492
    Research and development........................................................         4,758         5,173
    Share incentive plan............................................................           861             -
    QPF acquisition costs...........................................................         2,548             -
                                                                                         ---------     ---------

        Total operating expenses....................................................        29,309        25,665

OPERATING PROFIT....................................................................        14,472        20,300

NON-OPERATING EXPENSES:
    Interest expense, net...........................................................        17,672        15,641
                                                                                         ---------     ---------

Income (loss) before income taxes...................................................        (3,200)        4,659
Income tax expense (benefit)........................................................        (1,152)        1,677
                                                                                         ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................................     $  (2,048)    $   2,982
                                                                                         ---------     ---------

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES OF $1,112..........        (1,977)            -
                                                                                         ---------     ---------

NET INCOME (LOSS)...................................................................     $  (4,025)    $   2,982
                                                                                         =========     =========

EARNINGS (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:
    Basic...........................................................................     $    (.17)    $     .26
    Diluted.........................................................................          (.16)          .25
EARNINGS (LOSS) PER COMMON SHARE:
    Basic...........................................................................     $    (.33)    $     .26
    Diluted.........................................................................          (.32)          .25
AVERAGE COMMON SHARES OUTSTANDING:
    Basic...........................................................................        12,360        11,658
    Diluted.........................................................................        12,564        11,982

                       CONDENSED CONSOLIDATED STATEMENTS
                          OF COMPREHENSIVE OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (IN THOUSANDS)

Net income (loss)...................................................................     $  (4,025)    $   2,982
Exchange rate changes...............................................................          (387)         (325)
                                                                                         ---------     ---------
COMPREHENSIVE INCOME (LOSS).........................................................     $  (4,412)    $   2,657
                                                                                         =========     =========

See notes to condensed consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (IN THOUSANDS)

                                                                                           2001          2000
                                                                                         ---------     ---------
OPERATING ACTIVITIES:
    Net income (loss)...............................................................     $  (4,025)    $   2,982
    Adjustments to reconcile net income (loss) to net cash used in operating activities net of acquisition of QPF:
        Provision for doubtful accounts.............................................           273           319
        Depreciation and amortization...............................................        17,010        15,728
        Deferred taxes and other credits............................................        (6,138)      (10,364)
        Stock issued for share incentive plan.......................................           861             -
        Write-off of deferred debt issuance costs included in extraordinary loss
        on early extinguishment of debt.............................................         1,651             -
        Changes in assets and liabilities which used cash:
            Prepaid expenses and other current assets...............................        (6,026)       (1,276)
            Accounts payable and accrued expenses...................................        (9,006)       (4,656)
            Accounts receivable and inventory.......................................         3,035       (18,543)
                                                                                         ---------     ---------
                Net cash used in operating activities...............................        (2,365)      (15,810)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment......................................       (16,146)      (14,263)
    Acquisition of QPF assets.......................................................       (15,000)            -
                                                                                         ---------     ---------
                Net cash used in investing activities...............................       (31,146)      (14,263)

FINANCING ACTIVITIES:
    Proceeds from issuance of bonds, net of discount................................       270,859             -
    Redemption of $150,000 senior notes.............................................      (150,000)            -
    Borrowings (repayments) under line of credit agreement, net ....................       (53,000)       25,000
    Debt issuance costs.............................................................        (9,786)            -
    Proceeds from issuance of stock, net............................................            24         2,341
                                                                                         ---------     ---------
                Net cash provided by financing activities...........................        58,097        27,341

    Effect of exchange rate changes on cash.........................................            12          (325)
                                                                                         ---------     ---------
    Increase (decrease) in cash and cash equivalents, net...........................        24,598        (3,057)
    Cash and cash equivalents, beginning............................................         3,265         5,323
                                                                                         ---------     ---------
    Cash and cash equivalents, ending...............................................     $  27,863     $   2,266
                                                                                         =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $1,932 and $1,801, respectively.     $  28,883     $  20,191
        Income taxes................................................................           170           174

See notes to condensed consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   BASIS OF PRESENTATION

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the quarter and nine months ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission.


2.   LONG-TERM DEBT

On June 19, 2001 the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The issue price of each Senior Note was $984.94 per $1,000 principal amount at maturity, and each Senior Note carries a yield to maturity of 11 percent. The bond discount is being amortized using the straight-line method. The net proceeds to the Company from the sale of the Senior Notes after deducting discount, fees and expenses were approximately $261.1 million. Of those proceeds, $155.2 million was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002 (the "2002 Notes"), $9.0 million was used to fund a portion of the purchase price of the acquisition of the assets of QPF, L.L.C., $74.1 million was used to repay existing indebtedness and interest due under the Company's line of credit (the "Credit Facility"), and the remainder is being held to be used for general corporate purposes.

In conjunction with the redemption of the 2002 Notes, the Company recorded a loss on the early extinguishment of debt of $1,977, or $.15 per share, net of taxes. This amount is comprised of unamortized debt issuance costs and interest incurred during the 30-day call period.

In conjunction with the issuance of Senior Notes, the Credit Facility was reduced from $96,000 of availability to $80,000. The Company amended the Credit Facility on June 15, 2001 to modify interest coverage and leverage covenants to facilitate the new Senior Notes. As of June 30, 2001, there was $12,435 in letters of credit outstanding on the Credit Facility.


3.   INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following:

                                       JUNE             SEPTEMBER
                                       2001                2000
                                     ---------           --------
                Raw materials        $   7,847           $  9,336
                Finished goods          35,610             33,723
                                     ---------           --------
                Total                $  43,457           $ 43,059
                                     =========           ========

4.   SHARE INCENTIVE PLAN

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


5.   ACQUISITION OF CERTAIN ASSETS OF QPF, L.L.C.

On June 30, 2001 the Company completed its acquisition of certain assets of QPF, L.L.C. ("QPF"), the OPP films business of Hood Companies. Assets acquired include: machinery and equipment; intellectual property; intangibles; and inventory of the business. The purchase price for the QPF assets was $21,744, of which $15,000 was paid in cash using some of the proceeds from the Company's recent bond offering, and the remainder was paid with an inventory note. In conjunction with the QPF acquisition, the Company incurred certain costs that were written off as an operating expense during the quarter.

The following represents the unaudited pro forma results of operations as if the QPF acquisition had occurred as of October 1, 2000. The pro forma results do not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented or of results that may occur in the future.

                                          NINE MONTHS ENDED
                                              JUNE 30,
                               ----------------------------------------
                                       2001                   2000
                               -------------------     ----------------
  Revenue                           $  237,567             $ 230,271
  Net income                        $    6,262             $  10,454
  Earnings per share (basic)        $     0.51             $    0.90
  Earnings per share (diluted)      $     0.50             $    0.87

The Company is presently undertaking, but has not yet completed, an allocation of the purchase price, but anticipates that approximately $13,744 will be allocated to intangible assets, primarily goodwill. Intangible assets are anticipated to be amortized over their useful life in conformity with current accounting policies. The initial allocation of assets acquired and liabilities assumed were as follows:

     Inventory                                         $    5,000
     Property, plant and equipment                          5,000
     Intangibles                                           13,744
     Accrued expenses                                      (2,000)
                                                       ----------
                                                       $   21,744


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2001 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2000


INTRODUCTION

AET is the largest North American manufacturer and seller of highly specialized oriented polypropylene films, or OPP films, which are used primarily in consumer product labeling, flexible packaging, overwrap and industrial applications. The Company has a leading position in substantially all of the major high-end OPP films end-use product categories in North America. AET offers one of the most extensive product lines in the OPP films industry ranging from high-margin specialized labels and high barrier films to basic heat sealable lower barrier films.

For the purposes of this discussion and analysis, the three-month periods ended June 30, 2001 and 2000 are referred to as the third quarters of 2001 and 2000, respectively. All dollar amounts are in thousands.


RESULTS OF OPERATIONS

                                              THREE MONTHS        NINE MONTHS
                                             ENDED JUNE 30,      ENDED JUNE 30,
                                              2001     2000      2001     2000
                                             ------   ------    ------   ------
Sales...................................     100.0%   100.0%    100.0%   100.0%
Cost of sales...........................      76.1     80.6      79.0     77.3
Gross profit............................      23.9     19.4      21.0     22.7
Selling, general and administrative.....       9.6      9.5      10.2     10.1
Research and development................       2.1      2.4       2.3      2.6
Operating profit........................      12.3      7.5       8.6     10.0
Interest expense, net...................       8.7      7.4       8.5      7.7
Net income (loss).......................       2.3      0.0      (0.2)     1.5

The Company reported sales for the third quarter of $72,414 compared with $73,700 in the same quarter of 2000, a decrease of $1,286, as the Company shifted sales away from lower-value films and began to transition production capacity to fulfill sales to QPF customers. Sales for the first nine months of 2001 increased 2.7 percent to $208,127 in comparison to $202,596 for the first nine months of 2000 primarily due to higher average selling prices as a result of improved sales mix and slightly higher price levels. Sales outside the United States were 16.4 percent and 18.8 percent of sales for the nine months ended June 30, 2001 and 2000, respectively, and generated operating profit of 2.9 percent and 6.8 percent of total operating profit in those same periods.

Gross profit in the third quarter of fiscal 2001 was $17,306, or 23.9 percent of sales, compared with 19.4 percent of sales in the third quarter of fiscal 2000, due to lower raw material costs, as well as continued improvements in sales mix and manufacturing efficiencies. This quarter continues a trend of improving earnings.

                                                         OPERATING    OPERATING
QUARTER ENDED (*)      GROSS PROFIT     GROSS MARGIN      PROFIT       MARGIN
------------------     ------------     ------------     ---------    ---------
September 30, 2000        $ 9,554          14.5%           $1,308         2.0%
December 31, 2000         $11,378          18.1%           $2,453         4.1%
March 31, 2001            $15,097          20.7%           $6,454         8.8%
June 30, 2001             $17,306          23.9%           $8,884        12.0%

(*) Excludes: $2,400 of costs associated with a temporary shutdown of certain manufacturing plants in September 2000; $861 of non-cash charges related to the share incentive plan for non-executive employees in December 2000; and $2,548 of QPF transaction costs in June 2001.

For the nine months ended June 30, 2001, gross profit was $43,781, or 21.0 percent of sales, compared with $45,965, or 22.7 percent of sales, in the same period of fiscal 2000. The decline in gross profit in fiscal 2001 was due to the spike in raw material costs experienced late in fiscal 2000 and which carried over into early fiscal 2001 resulting in higher-cost material purchases and inventory values for products sold in fiscal 2001. Most of these cost increases were not passed on to customers in the form of price increases due to the excess capacity that existed in the OPP films industry. Capacity utilization is expected to continue to strengthen and reach levels in the next twelve months to support significant increases in profitability throughout the industry.

Raw material costs are now declining and are expected to decline further by the end of the fiscal year. Margin expansion is expected to continue due to the further declines predicted for resin costs, ongoing improvement in sales mix, and further tightening of industry capacity utilization driven by continuing demand growth for OPP films.

Total operating expenses of $8,422 for the third fiscal quarter of 2001, which exclude $2,548 of QPF acquisition costs, were reduced slightly from $8,808 in the same quarter of fiscal 2000. For the nine months ended June 30, 2001, operating expenses increased slightly to $26,761, excluding the aforementioned QPF acquisition costs, as compared to $25,665 for the nine months ended June 30, 2000, due primarily to the non-cash charge recorded in the first quarter of fiscal 2001 related to the share incentive plan for non-executive employees.

Net interest expense for the third quarter of fiscal 2001 of $6,315 was $854 higher than interest expense in the third quarter of fiscal 2000 due primarily to higher interest on the $275,000 of Senior Notes.

Income tax as a percent of income before income taxes was 36 percent for the three and nine months ended June 30, 2001 and June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

AET maintains a credit agreement with a group of lenders whereby the Company has a $80,000 revolving credit facility (the "Credit Facility") with a final maturity of January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. During the third quarter of fiscal 2001, the Company paid all amounts outstanding on its Credit Facility in connection with the issuance of $275,000 in Senior Notes discussed below. The Company also has $6,500 of revenue bonds outstanding, which are due November 4, 2004 and which are secured by a letter of credit issued under the Credit Facility.

On June 19, 2001 the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The issue price of each Senior Note was $984.94 per $1,000 principal amount at maturity, and each Senior Note carries a yield to maturity of 11 percent. The net proceeds to the Company, after deducting fees and expenses, from the sale of the Senior Notes were approximately $261.1 million. Of those proceeds, $155.2 million was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002, $9.0 million was used to fund a portion of the purchase price of the acquisition of the assets of QPF, $74.1 million was used to repay existing indebtedness and interest due under the Credit Facility, and the remainder is being held for general corporate purposes.

In conjunction with the redemption of the 2002 Notes, the Company recorded a loss on the early extinguishment of debt of $1,977, or $.15 per share, net of taxes.

Operating activities for the nine months ended June 30, 2001 used $2,365, which was the result of net income before depreciation and amortization and other non-cash expenditures of $9,632, offset by an increase in working capital of $11,997. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $9,006, an increase in inventory of $4,513, and decreases in prepaid expenses and other current assets and accounts receivable of $6,026 and $1,478, respectively. During the quarter, payments against restructuring reserves, representing payments on an operating lease, reduced such accounts by $829 to a balance of $8,508 at June 30, 2001.


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

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and from time to time in the Company's other reports filed with the Securities and Exchange Commission


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4.   NOT APPLICABLE

ITEM 5.   NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
10.1* Amended and Restated Credit Agreement dated as of April 15, 2001, between the Registrant and the Chase Manhattan Bank, as Administrative Agent.
10.1.1* Waiver and Amendment No. 1 to the Credit Agreement dated as of June 15, 2001.
10.2* Asset Purchase Agreement among Registrant, QPF, L.L.C. and Hood Companies, Inc. dated as of May 3, 2001.
10.2.1*   Amendment No. 1 to Asset Purchase Agreement dated June 12, 2001.
10.3** Indenture, dated as of June 19, 2001, by and among the Registrant, Applied Extrusion Technologies (Canada), Inc. and the Wells Fargo Bank Minnesota, National Association, as Trustee.
10.4** Registration Rights Agreement, dated as of June 19, 2001, by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities, Inc., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown, Inc.
--------------
(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2000.
*         Filed herewith.
** Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 33-65294) filed with the commission on July 18, 2001.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B.   REPORTS ON FORM 8-K

Report on Form 8K reporting the execution of a definitive agreement for the acquisition of certain assets of QPF, L.L.C. filed on May 9, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                             (Registrant)

                                By: /s/Anthony J. Allott
                                    -------------------------
                                    Anthony J. Allott
                                    Senior Vice President and
                                    Chief Financial Officer
August 13, 2001