Form 10-Q/A
period 2001-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-10-18
CIK 874389

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------


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

     The registrant hereby amends Items 1 and 2 of Part I of its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001.

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

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2001          2000
                                                                                         ---------     ---------
SALES...............................................................................     $  72,414     $  73,700
Cost of sales.......................................................................        55,108        59,398
                                                                                         ---------     ---------
GROSS PROFIT........................................................................        17,306        14,302

OPERATING EXPENSES:
    Selling, general and administrative.............................................         6,925         7,029
    Research and development........................................................         1,497         1,779
    QPF acquisition costs...........................................................         2,548             -
                                                                                         ---------     ---------
        Total operating expenses....................................................        10,970         8,808

OPERATING PROFIT....................................................................         6,336         5,494

NON-OPERATING EXPENSES:
    Interest expense, net...........................................................         6,315         5,461
                                                                                         ---------     ---------

Income before income taxes..........................................................            21            33
Income tax expense..................................................................             7            12
                                                                                         ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM....................................................     $      14     $      21
                                                                                         ---------     ---------

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES OF $1,112..........        (1,977)            -
                                                                                         ---------     ---------

NET INCOME (LOSS)...................................................................     $  (1,963)    $      21
                                                                                         ---------     ---------

EARNINGS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:
    Basic and diluted...............................................................     $    0.00     $    0.00
EARNINGS (LOSS) PER COMMON SHARE:
    Basic...........................................................................     $    (.16)    $    0.00
    Diluted.........................................................................          (.16)         0.00
AVERAGE COMMON SHARES OUTSTANDING:
    Basic...........................................................................        12,597        11,786
    Diluted.........................................................................        12,851        11,938

                       CONDENSED CONSOLIDATED STATEMENTS
                          OF COMPREHENSIVE OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (IN THOUSANDS)

Net income (loss)...................................................................     $  (1,963)    $      21
Exchange rate changes...............................................................           805          (478)
                                                                                         ---------     ---------
COMPREHENSIVE LOSS..................................................................     $  (1,158)    $    (457)
                                                                                         ---------     ---------

See notes to condensed consolidated financial statements

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2001          2000
                                                                                         ---------     ---------
SALES...............................................................................     $ 208,127     $ 202,596
Cost of sales.......................................................................       164,346       156,631
                                                                                         ---------     ---------
GROSS PROFIT........................................................................        43,781        45,965

OPERATING EXPENSES:
    Selling, general and administrative.............................................        21,142        20,492
    Research and development........................................................         4,758         5,173
    Share incentive plan............................................................           861             -
    QPF acquisition costs...........................................................         2,548             -
                                                                                         ---------     ---------

        Total operating expenses....................................................        29,309        25,665

OPERATING PROFIT....................................................................        14,472        20,300

NON-OPERATING EXPENSES:
    Interest expense, net...........................................................        17,672        15,641
                                                                                         ---------     ---------

Income (loss) before income taxes...................................................        (3,200)        4,659
Income tax expense (benefit)........................................................        (1,152)        1,677
                                                                                         ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................................     $  (2,048)    $   2,982
                                                                                         ---------     ---------

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES OF $1,112..........        (1,977)            -
                                                                                         ---------     ---------

NET INCOME (LOSS)...................................................................     $  (4,025)    $   2,982
                                                                                         =========     =========

EARNINGS (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:
    Basic...........................................................................     $    (.17)    $     .26
    Diluted.........................................................................          (.17)          .25
EARNINGS (LOSS) PER COMMON SHARE:
    Basic...........................................................................     $    (.33)    $     .26
    Diluted.........................................................................          (.33)          .25
AVERAGE COMMON SHARES OUTSTANDING:
    Basic...........................................................................        12,360        11,658
    Diluted.........................................................................        12,564        11,982

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


6.   RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and
No. 142, "Goodwill and Other Intangible Assets." Both statements are scheduled to be published in July 2001. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


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

On June 19, 2001, we purchased certain assets of QPF. The acquired assets principally represented equipment, intellectual property and intangible assets. We also purchased the QPF inventory produced through June 30, 2001, the day on which the QPF facility was shut down. We did not purchase the QPF facility and the cost to close the facility will be borne by Hood Companies, Inc., QPF's parent company.

QPF was a niche manufacturer of OPP films with 40 million pounds of volume produced in fiscal 2000. We believe we can retain QPF's business and run this production on our own facilities. As a result of the QPF facility closure, North American capacity of OPP films has dropped by approximately 40 million pounds.


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


NEW ACCOUNTING PRONOUNCEMENTS

In June of 2001, the FASB issued SFAS No. 141 and 142. Those statements are discussed in Note 6 to our condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                             (Registrant)

                                By: /s/Anthony J. Allott
                                    -------------------------
                                    Anthony J. Allott
                                    Senior Vice President and
                                    Chief Financial Officer
October 18, 2001