Form 10-K
period 2001-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2001-12-17
CIK 874389

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (the "Act")
                  For the fiscal year ended September 30, 2001

                           Commission File No. 0-19188

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     51-0295865
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                               3 Centennial Drive
                          Peabody, Massachusetts 01960
                                 (978) 538-1500
    (Address, including zip code and telephone number, of principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
          Title of Each Class                        On Which Registered
          -------------------                        --------------------

                 None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.01 Par Value)
                     Junior Preferred Stock Purchase Rights
                               (Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [_].

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $94,960,069 on December 3, 2001, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

The number of shares of the Registrant's Common Stock outstanding as of December 3, 2001 was 12,797,853 shares. The number of shares of the Registrant's Junior Preferred Stock Purchase Rights outstanding as of December 3, 2001 was 12,797,853 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                 FORM 10-K INDEX

                                               PART I

Item 1.       Business ......................................................................      1

Item 2.       Properties ....................................................................      9

Item 3.       Legal Proceedings .............................................................      9

Item 4.       Submission of Matters to a Vote of Security Holders ...........................      9

Item 4a.      Executive Officers ............................................................     10



                                              PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters .....     12

Item 6.       Selected Financial Data .......................................................     13

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation ......................................................     14

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk ....................     17

Item 8.       Financial Statements and Supplementary Data ...................................     18

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ......................................................     18



                                              PART III

Item 10.      Directors and Executive Officers of the Registrant ............................     19

Item 11.      Executive Compensation ........................................................     20

Item 12.      Security Ownership of Certain Beneficial Owners and Management ................     20

Item 13.      Certain Relationships and Related Transactions ................................     20



                                              PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8K ................     21

              Signatures ....................................................................     24

                                     PART I

ITEM 1.  BUSINESS

General

Applied Extrusion Technologies, Inc. ("AET" or the "Company") is the largest North American manufacturer and seller of highly specialized oriented polypropylene films, or OPP films, which are used primarily in consumer product labeling, flexible packaging, overwrap and industrial applications. AET has a leading position in most of the major high-end OPP films end-use product categories in North America. In addition, the Company believes that it is the number one or two supplier in North America of OPP films used for labels on bottles and cans, packaging for confectionery and snack foods, and overwrap for a number of other consumer products. AET estimates that it currently has the leading share, at approximately 25 percent, of North American OPP films capacity and approximately 30 percent of the total sales in this market based on volumes for 2000, and is one of the largest producers of OPP films worldwide.

AET offers one of the most extensive product lines in the OPP films industry ranging from high-margin, specialized labels and high barrier films to basic heat sealable lower barrier films. With an experienced technology group and state-of-the-art production facilities, the Company works directly with its customers to develop innovative products to meet their specialized requirements. AET believes that its combination of leadership position, innovative capabilities, strong sales force and highly efficient manufacturing will allow it to achieve future growth and profitability.

End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. Our OPP films product line is classified into four categories - labels, packaging, overwrap and industrial. Our labels are used on soft drink containers for Coca-Cola(R) and Pepsi-Cola(R). Our packaging applications are used for food products produced by Frito-Lay(R), Nabisco(R), Kellogg's(R) and Hershey(R) Foods. Our overwrap products are used by companies such as Sony(R) and Lipton(R).

Business Strategy

AET's business strategy is to maintain a leadership position in the OPP films industry and maximize profitability by continuing to:

Focus on Developing Innovative Products

AET intends to continue its extensive research and development efforts and consistent investment in product and process technologies to create superior films for both existing packaging and labeling applications and to take advantage of the industry trend to substitute OPP films for other label and packaging materials. For example, the Company is developing new films for pressure sensitive and cut-and-stack labels to be used on products such as beer and water bottles, food cans, and other products that have traditionally used other packaging materials. It is also starting to produce films for lamination to paperboard containers in order to provide enhanced graphic and holographic capabilities, and has developed films used to package fresh-cut produce that increase shelf life by allowing vegetables to "breathe" at controlled rates. Innovations such as these, along with the cost competitive nature of polypropylene compared to other plastics, have historically driven, and will continue to drive, the substitution of OPP films for materials ranging from cellophane, polyester and polyethylene films to paper and printing on cans, significantly expanding the demand for OPP films.

Increase Our High-End Product Mix

AET has historically focused on the identification and development of innovative products that it believes have higher margins. As a result, the majority of the Company's sales volume has historically been in high-end, high margin markets with only a minor portion of sales volume in low margin, sealable film products. With the rapid expansion of our capacity over the past four years, sales of these low-margin film products have increased to nearly a quarter of sales volume, as the Company focused on minimizing the price impact of its capacity expansion efforts in the high end markets. Notwithstanding this, during this same period, AET's high-end sales grew at a nearly seven percent compounded annual growth rate. This growth rate, which exceeds the over six percent compounded annual growth rate experienced by the industry historically, results from the focus on continuing to expand these high-end applications. The Company's current strategy is to continue to grow sales in high-end products without impairing market pricing, and thereby increase the proportion of total sales represented by these higher margin products.

Take Advantage of Tightening Capacity Utilization

Over the past several years, the North American OPP films industry has experienced one of its lowest capacity utilization levels and most competitive pricing dynamics of its over 40-year history. The Company believes that industry capacity utilization levels are in the process of improving as the growth rate in demand for OPP films outpaces the announced capacity additions.

As announced in July 2001, the Company acquired certain assets of QPF, LLC, the OPP films business of Hood Companies, for approximately $22,000,000. On June 29, 2001, Hood Companies permanently closed the QPF production facility, which had approximately 40 million pounds of OPP film production capacity, thereby further tightening industry capacity utilization. During the fourth fiscal quarter of 2001 the Company began to sell the inventory acquired from QPF, and plans to sell the remainder of the inventory over the next six months. We expect the benefits in operating results from the QPF acquisition to become more evident in the second half of fiscal 2002.

Maximize Operating Efficiencies and Reduce Costs

AET intends to continue to seek opportunities to reduce costs and enhance productivity. Since 1995, it has nearly doubled its capacity and now approximately 140 million pounds, or more than half of its total capacity, is on new eight and ten meter production lines. The efficiency of these newer and larger lines is significantly greater than the older lines prevalent in the industry, manufacturing up to four times as much OPP film without a proportionate increase in the number of operators, power or other fixed costs. Since the beginning of fiscal 1998, the Company has pursued a comprehensive program to improve process and production efficiencies in terms of line speeds, equipment up-time and material yields. As a result of this new and efficient capacity and these process improvement programs, a 30 percent reduction in non-material unit production costs has been achieved since the beginning of fiscal 1998.

Focus on Industry Leadership

AET has become the largest OPP films manufacturer and seller in North America and has a leading position in most major high-end OPP films end-use product categories in North America. It has accomplished this by assembling what the Company believes is the industry's most experienced and technologically competent sales force, by developing strong customer and end-user relationships, and by establishing a reputation for innovative new product development. The Company's strategy is to utilize this position and these relationships to continue to identify and develop new value-added packaging, labeling or other applications for OPP films to meet the complex requirements of its customers. AET also intends to continue to strengthen relationships with its customers by making it easier for them to do business with the Company, by, for example, providing supply chain integration tools such as our new proprietary fully automated, internet accessible, order and logistics tracking system. The Company believes that the combination of its leadership position, innovative capabilities, strong sales force and highly efficient manufacturing positions it to achieve future growth and profitability. As a result of its focus on building its industry leadership position, AET continually explores opportunities to acquire related technologies or businesses.

Industry Overview

OPP films are highly specialized films developed and manufactured through a complex process of polymer design, extrusion, controlled multi-directional stretching, heating and cooling, and surface treatment. Depending on the application, finished products can then be further processed to add high barrier or metallized coatings and are often designed to be laminated with other films to provide highly specialized attributes required by end-users.

Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and scalant properties than other materials or predecessor films. These technological advances have allowed many traditional forms of rigid packaging to be replaced with film-based, flexible packaging that is lighter, lower in cost and has enhanced performance characteristics, such as oxygen and moisture barriers, printability and durability. In addition, flexible packaging is often recyclable.

According to the Flexible Packaging Association, the size of the North American flexible packaging industry was estimated at $19.0 billion in 2000, of which the specialty films segment accounted for approximately $3.7 billion of shipments. OPP films represent approximately 25 percent of the specialty films segment, or 890 million pounds in 2000, and has grown at a compound annual growth rate of over six percent from 1980 through 2000, averaging about two times the rate of growth of the United States Gross Domestic Product over this same time period. The Company believes that this growth rate can be sustained due to three fundamental trends:

   . the growth in demand for established end-market consumer products, such as snack foods, soft drinks and confectionary products, which positively impacts the demand for OPP films;

   . the trend away from rigid towards flexible packaging materials that use OPP films, such as for labels, the trend from cans and glass bottles to plastic beverage containers, and for packaging materials, the trend from boxes to stand-up pouches; and

   . the use of OPP films in place of other competing flexible materials because OPP films have superior performance characteristics, such as improved protection against light, oxygen and moisture, advanced machinability, printability and durability, and exceptional clarity; in addition, as the least dense plastic packaging and labeling material, polypropylene provides greater coverage at a lower cost than any other plastic film material.

Production capacity in the North American OPP films industry increased by more than 35 percent from 1996 to 1999. As a result, capacity utilization levels declined from approximately 95 percent to a low in the mid-80 percent levels. This decline in capacity utilization led to sharp declines in selling prices of OPP films and adversely impacted profitability in the OPP films industry. The adverse effects on profitability were compounded in fiscal 2000 by the rapid, unforeseen escalation in resin costs, which increased 70 percent in 18 months, peaking in the last quarter of fiscal 2000, and driven primarily by the substantial increase in crude oil prices. Most of this increase could not be passed on to customers in the form of price increases due to this low capacity utilization level. However, when capacity utilization has reached the mid-90 percent levels, the OPP films industry has historically been able to increase prices of its products and pass on a significant portion of any increases in the cost of raw materials to customers. For example, in 1995, when capacity utilization was at the mid-90 percent level, the industry was able to pass on to customers resin cost increases similar to those experienced in 2000, allowing the industry to achieve one of its most profitable years.

Capacity utilization in the North American OPP films industry has been recovering and is currently near 90 percent. As the expected growth in demand outpaces the announced capacity additions, industry capacity utilization levels will further improve. Because a substantial capital investment is required to build a new line and the industry has recently experienced low capacity utilization levels, the industry will be cautious about introducing new lines. To the Company's knowledge, only AET and ExxonMobil Corporation, the two largest North American producers of OPP films, have announced plans for the addition of production capacity, and these are for two small lines. In addition, since at least two years are required to design and construct a new OPP films line, and another year is required to fully ramp up production, supply estimates are reasonably predictable over the near term.

Competitive Strengths

AET is well positioned to compete successfully in the OPP films market and to increase sales and profitability due to its:

   . Substantial Industry Presence - The Company is the largest manufacturer and seller of OPP films in North America and has a leading market position in substantially all of the major high-end OPP films end-use product categories in North America.

   . Technological Leadership and Superior Product Development Capabilities - The Company has one of the largest technology groups in the industry with more than 60 chemists, engineers and technicians and has invested over $20.0 million in product research and development over the past three years.

   . Efficient, Modern Production Facilities - AET believes that its cost to produce OPP films is one of the lowest in the North American industry and is the lowest for any manufacturer in this market with a full-breadth product line.

   . Breadth of Product Line and Diversity of Customer Base - With more than 80 product groups sold to over 600 customers, AET believes that it has the broadest product lines and customer base of any North American OPP films producer.

   . Experienced Management - AET believes that its senior and operational management team is among the most experienced in the OPP films business.

Products

The Company's OPP films product line is classified into the following four broad categories:

   . Labels - AET's OPP film labels are used on containers for soft drinks, beverages, food and other consumer products requiring a high-quality print surface for superior graphics and properties that permit high speed labeling. Examples of end uses include soft drink containers for Coca-Cola(R)and Pepsi-Cola(R), branded water bottles for Aquafina(R) and Dasani(R), and juice containers for Tropicana(R) and Dole(R). In addition, the Company's films are used on products such as Folgers(R) and Hills Brothers(R) coffee cans and aerosol cans for shaving creams and air fresheners. On its unique tubular production assets, the Company manufactures ultra-thin clear slip films, which are used as the outside layer of a laminated label by over 85 percent of the North American soft drink market. AET's opaque products are used as the inside layer of these laminated labels, and provide a high-quality print surface and excellent machinability.

   . Packaging - AET's OPP films are used in a broad range of packaging applications, principally for food products, where they provide enhanced protection against moisture, light and air. The Company's OPP films are used to make packages for products such as Frito-Lay(R) snacks, Nabisco(R), Kellogg's(R), General Foods(R) and Hershey Foods(R) products, individual size condiment pouches, and baked goods packaging. In applications where barrier is important, AET offers metallized, polyvinylide choloride, also known as saran, coated and polymer modified films. High barrier metallized films provide an enhanced barrier for snacks packaged in nitrogen gas to maintain freshness and extend shelf life.

   . Overwrap - The Company produces OPP films that are exceptionally clear, thin and strong and provide barriers to protect products. Examples of end uses include overwrap for boxes of Lipton(R) tea bags and Schrafft(R) candies, Sony(R) and TDK(R) compact discs and DVDs, and cigarette boxes for British American Tobacco(R). End-users of these products require durable films with high barrier properties that also offer exceptional clarity and thinness to maximize visibility of their products. A significant portion of these films are sold in narrow widths, 10 to 20 inches wide, for which AET has unique slitting capabilities.

   . Industrial - OPP films are used in a variety of industrial applications, such as packaging tape, insulation facing, cable wrap, synthetic paper, ream wrap, and photopolymer processing. AET has focused its industrial OPP films on applications that are more profitable, such as insulation facing and cable wrap.

Through the end of fiscal 2001, the Company developed, manufactured and sold a broad range of oriented apertured films (also known as nets) and nonwoven materials for specialized filtration and medical applications. On September 28, 2001, the Company entered into an agreement to sell its specialty nets and nonwovens business to DelStar Technologies, Inc., a Delaware corporation, and the transaction closed with an effective date of September 30, 2001.

Marketing and Customers

AET's OPP films products are sold primarily through its direct sales organization. Its highly skilled sales force, whose principal role is to develop sales opportunities and provide customer support, has considerable technical expertise and industry experience. Marketing activities have historically been focused primarily in North and South America, although the Company also has a sales presence in Europe and Asia. In addition, the sales people, customers, end-users, and research and development scientists work together to create new films, as well as new applications for existing OPP films.

AET's OPP films sales are predominantly to converters, who print and laminate films before selling to end-users. One such converter accounted for approximately 18 percent of sales in both fiscal 2001 and fiscal 2000. The Company also sells OPP films directly to end-users, and considers it an important part of its marketing effort to maintain direct relations with major end-users, who generally direct packaging design efforts and provide detailed specifications to converters about the films used in their labeling and packaging applications. Sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals that have been secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in end-user specifications or qualified product lists. These qualification processes also reinforce the partnership between AET and its customers and can lead to additional sales and marketing opportunities.

Acquisition of Assets from QPF, L.L.C.

On June 19, 2001, AET purchased certain assets of QPF, which was the OPP films business of the Hood Companies, Inc. The acquired assets principally represented equipment, intellectual property and intangible assets. Included in the purchase was QPF inventory produced through June 30, 2001, the day on which the QPF facility was shut down. The Company did not purchase the QPF facility and the cost to close the facility was borne by Hood. The net purchase price for the QPF assets, including inventory, was $21.7 million.

Manufacturing and Technology

OPP films are manufactured and processed through either the tenter or the tubular process. AET is the only North American OPP films producer that has both tenter and tubular manufacturing capabilities. Additionally, these films can be further processed through value-adding secondary operations.

Tenter Process

In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives, and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and stretched lengthwise in the machine direction and widthwise in the transverse direction while still heated. This dual stretching process is known as "biaxial orientation." The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or high-voltage electrical discharge and controlled winding tension. AET has seven tenter lines, ranging from 5.5 to 10 meters. The tenter process is a more economical way than the tubular process to manufacture thicker films.

Tubular Process

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer "balanced biaxial orientation," meaning that the film is stretched equally both widthwise and lengthwise. This process results in improved stability and a more uniform thickness for thinner films. The Company's believes that its tubular manufacturing capacity enables it to manufacture thinner films, while preserving clarity, machinability and other performance characteristics of thicker film. These thinner films use less materials, thereby improving performance relative to cost. AET currently operates nine tubular lines.

Secondary Processes

In addition to the tenter and tubular manufacturing processes, AET also performs operations to apply coatings and metal to its films. In the coating process, various materials are applied in a liquid form to the surface of a film structure and then dry the film in-line. These coatings are applied uniformly at varying thicknesses and layers to impart desired properties of increased barrier, printing and converting machinability. In the metallization process, the film is run through a vacuum and a thin layer of aluminum is applied to the surface of a film structure providing barrier and appearance properties.

Through the end of fiscal 2001, the Company also manufactured apertured films and nonwoven media. Delnet(R) and other apertured film products were produced by a proprietary process similar to the tenter process, in which film is forced through high-precision embossing rollers prior to being oriented through a stretching process similar to OPP films. Delpore(R) and other meltblown nonwoven materials were produced in a high pressure extrusion process, forming the filtration media used in liquid and air filtration markets. These assets were sold in conjunction with the divestiture of the Company's Specialty Nets and Nonwovens Division.

Research and Development

AET believes that it has one of the largest and most experienced technology groups in the industry with more than 60 chemists, engineers and technicians, and has invested over $20 million in product research and development over the past three years. Utilizing extensive laboratory and film testing facilities, advanced pilot film production lines, and an array of end-use packaging and labeling equipment, the Company's technology group has introduced nearly 50 new or enhanced products in the past three fiscal years. The Company believes that this strength in innovation will continue to drive higher growth levels for differentiated, higher margin products, and provide an advantage to customers who work with AET in the development of new labeling, packaging and overwrap products and applications. During fiscal 1999, 2000 and 2001, the Company spent approximately $7.1 million, $6.8 million and $6.4 million, respectively, on research and development.

Polypropylene and Other Raw Materials

AET manufactures its principal products primarily from polypropylene resin. The relatively low density and low cost of polypropylene resins allow OPP films to provide very cost-efficient material for packaging applications. In addition, polypropylene possesses superior clarity and natural barrier qualities, and can be modified to add other attributes or features such as metallization, which make it a higher performing and more cost-efficient material than other plastic resins.

Four suppliers provide the majority of the Company's resin supply requirements. However, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. Historically, there have not been any significant disruptions in supply as a result of shortages in raw materials, demand and the price of petrochemical raw materials, including crude oil and natural gas.

Historically, the price of polypropylene has fluctuated, and in recent years the price has increased significantly due to the increased price of crude oil. As a result of low capacity utilization levels, AET has not been able to pass through a significant portion of the increases in the costs of polypropylene raw materials to end users. Resin prices are declining from the peak experienced late in fiscal 2000 due to increased capacity in the resin industry and a decline in polypropylene resin demand caused by the general economic slowdown. On average, polypropylene resin costs in fiscal 2001 were down $.02 per pound, or 6.1 percent, over fiscal 2000. According to Chemical Data Inc., polypropylene resin prices have declined from an average of $0.42 per pound in the fourth fiscal quarter of 2000 to an average of $0.31 per pound at the end of fiscal 2001.

Competition

AET competes with manufacturers of OPP films and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper, foil, metal, glass and other containers. The flexible packaging industry is very competitive, and some competitors are subsidiaries of larger corporations that have significantly greater financial resources than the Company. There are approximately eight primary manufacturers in North America producing OPP films for resale. Out of these eight manufacturers, only AET and ExxonMobil Corporation have a greater than 20 percent market share. The Company believes that ExxonMobil Corporation, which is the second largest OPP films manufacturer in North America, is the only other broad-line OPP films supplier based in North America. Competition in OPP films markets is based primarily on customer relationships, product performance characteristics such as machinability and quality, reliability and price. Competition also depends on developing new and enhanced products for customers. The Company also sells products in countries outside North

America and may face international competition. Most of AET's customers and end users have a short lead time for ordering products, so foreign competitors are at a disadvantage with North American customers because of their longer shipping times and higher shipping costs.

The Company believes that it has various competitive advantages including:

   . advanced proprietary manufacturing processes required to produce a varied range of OPP films products;
   .   proprietary OPP films product formulations;
   . research and development expertise required to sustain product innovation; and
   . one of the most efficient manufacturing operations in the North American OPP films market.

Although this is an asset intensive business and the cost to enter is high, it cannot be assumed that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than AET.

Patents and Trademarks

AET currently holds approximately 85 active domestic and international patents and applications and has approximately 70 domestic and international trademark registrations and applications. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business.

Government Regulation

Due to the nature of AET's business, its operations are subject to a variety of federal, state and local laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements. Compliance with federal, state and local requirements relating to the protection of the environment has not had and is not expected to have a material effect on capital expenditures, financial condition, results of operations or competitive position.

Employees

The Company employs approximately 993 full-time employees. Approximately 130 production and maintenance employees at the Covington, Virginia facility are represented by the Paper Allied Industrial Chemical and Energy Workers International Union, Local 2-0884 under a collective bargaining agreement that expires in June, 2005. All employee relations are considered to be satisfactory.

ITEM 2.  PROPERTIES

The following table provides information with respect to AET's facilities:

                                                                                            Owned/
                                   Location                               Square Feet       Leased
                                   --------                               -----------       ------
OPP Films                          Terre Haute, Indiana                       821,000       Owned
                                   Covington, Virginia                        517,000       Owned
                                   Varennes, Quebec, Canada                   163,000       Owned
                                   New Castle, Delaware:                       50,000      Leased
                                       Administration and Research Center
Specialty Nets & Nonwovens         Middletown, Delaware                       145,000        Owned*
Corporate                          Peabody, Massachusetts                       7,858       Leased

*On September 28, 2001, the Company entered into an agreement to sell its Specialty Nets and Nonwovens business to DelStar Technologies, Inc., a Delaware corporation. This transaction closed with an effective date of September 30, 2001. In connection with this transaction, the Company sold its Middletown, Delaware facility and amended its bank credit facility accordingly.

All of AET's owned real property is collateral under the Company's revolving credit facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for its level of operations.

Environmental, Health and Safety Matters

AET is subject to stringent environmental, health and safety requirements, including laws and regulations relating to air emissions, wastewater management, the handling and disposal of waste and the cleanup of properties affected by hazardous substances. The Company believes that its operations have been and are in substantial compliance with environmental, health and safety requirements, and that it has no liabilities arising under such requirements, except as would not be expected to have a material adverse effect on operations, financial condition or competitive position.

In the last four years, the Company has received no requests for information or related correspondence from the United States Environmental Protection Agency and other third parties indicating that we might be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for costs associated with the investigation and cleanup of contaminated sites. The Company believes that any future involvement in matters arising under various environmental laws will not have a material adverse effect on its operations, liquidity or financial condition.

ITEM 3.  LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings and claims which have arisen in the ordinary course of the business and have not been fully adjudicated. It is not a party to litigation or other legal proceedings which it believes, either singly or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AET did not submit any matters to a vote of the security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 4a.  EXECUTIVE OFFICERS

The executive officers of AET are as follows:

Executive Officer
       Name                 Age                 Position                                   Since
       ----                 ---                 --------                                   ------
Amin J. Khoury              62      Chairman of the Board/(1)/                          October 1986
Thomas E. Williams          55      President, Chief Executive Officer                 December 1992
                                        and Director/(2)/
David N. Terhune            55      Executive Vice President and                       February 1994
                                        Chief Operating Officer/(3)/
Mark S. Abrahams            50      Vice President and General Manager,                December 1993
                                        Specialty Nets & Nonwovens Division/(4)/
Anthony J. Allott           37      Senior Vice President and Chief Financial              July 1994
                                        Officer/(5)/

_______________________

(1) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Khoury pursuant to which he currently serves as Chairman of the Board of the Company.
(2) The Company has entered into a four-year Employment Agreement dated as of April 1, 1999 with Mr. Williams pursuant to which he currently serves as President and Chief Executive Officer of the Company.
(3) The Company has entered into a four-year Employment Agreement with Mr. Terhune dated April 1, 1999 pursuant to which he currently serves as Executive Vice President and Chief Operating Officer of the Company.
(4) Mr. Abrahams' employment with the Company ceased in October 2001 in connection with the sale of the Company's Specialty Nets and Nonwovens Division.
(5) The Company has entered into a three-year Employment Agreement dated April 1, 1999 with Mr. Allott pursuant to which he currently serves as Senior Vice President and Chief Financial Officer of the Company.

AET's executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

Business Experience of Executive Officers

Amin J. Khoury - Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Member of the Board of Directors of Brooks Automation, Inc., a leader in semiconductor tool and factory automation solutions for the global semiconductor industry; Director of Synthes-Stratec, Inc., one of the world's leading orthopedic trauma companies.

Thomas E. Williams - Director, President and Chief Executive Officer of the Company since December 1992; Chief Executive Officer of the Company since August 1993; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

David N. Terhune - Executive Vice President and Chief Operating Officer of the Company since July 1996; from February 1994 to June 1996, Senior Vice President and Chief Financial Officer of the Company; from 1972 until 1993, as Chief Operating Officer for seven years and Chief Financial Officer for fourteen years for five primarily public companies in the technology, banking, real estate, food service and manufacturing industries.

Mark S. Abrahams - Vice President and General Manager of Specialty Nets and Nonwovens from December 1993 to October 2001; from November 1990 through July 1993, President of the Cybex Division of Lumex Corporation, a manufacturer and distributor of physical therapy and fitness equipment; from November 1988 through October 1990, Chief Operating Officer of Cambridge Medical Instruments, a manufacturer of diagnostic medical equipment.

Anthony J. Allott - Senior Vice President and Chief Financial Officer of the Company since July 1996; from July 1994 to January 2001, Treasurer of the Company; from May 1995 to June 1996, Vice President of AET; from December 1992 to July 1994, Corporate Controller of Ground Round Restaurants, Inc., an operator and franchiser of full-service family restaurants; from 1986 to 1992, employed by Deloitte & Touche LLP, an independent auditing firm, most recently as audit manager.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the NASDAQ National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market System:

                                                         Fiscal Year 2001      Fiscal Year 2000
                                                          High       Low       High        Low
                                                          ----       ---       ----        ---
          Quarter ended December 31                      $3.41      $1.25      $7.88      $5.44

          Quarter ended March 31                          4.03       2.13       9.25       6.25

          Quarter ended June 30                           7.47       2.90       8.44       5.25

          Quarter ended September 30                      8.47       5.98       6.25       3.06

The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. As of November 29, 2001, there were approximately 232 registered holders of record and more than 3,700 beneficial holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The following information is in thousands, except per share amounts:

Income Statement Data:                                  2001            2000            1999            1998            1997
                                                        ----            ----            ----            ----            ----
Sales                                                $ 279,840       $ 268,375       $ 237,042       $ 245,334       $ 262,271
Cost of sales                                          218,430         215,256         188,601         195,174         205,037
                                                     ---------       ---------       ---------       ---------       ---------
Gross profit                                            61,410          53,119          48,441          50,160          57,234
Operating expenses:
    Selling, general and administrative                 28,639          27,152          26,550          23,754          23,819
    Research and development                             6,419           6,759           7,123           7,326           8,221
    Restructuring and impairment charges                     -               -               -          21,506           4,500
    Start-up costs                                           -               -               -           1,539               -
    Loss on sale of assets                               7,054               -               -               -               -
    Share incentive plan                                   861               -               -               -               -
    QPF acquisition costs                                2,548               -               -               -               -
                                                     ---------       ---------       ---------       ---------       ---------
Operating profit (loss)                                 15,889          19,208          14,768          (3,965)         20,694
Non-operating expenses:
    Interest expense, net                               24,659          21,096          18,909          15,868          16,868
    Acquisition costs and other                              -               -           3,641             250           1,500
                                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes
        and change in accounting                        (8,770)         (1,888)         (7,782)        (20,083)          2,326
Income tax expense (benefit)                             9,872            (679)         (3,113)         (8,033)            930
                                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before change in
    accounting and extraordinary item                  (18,642)         (1,209)         (4,669)        (12,050)          1,396
Change in accounting, net of related tax
    benefits of $568                                         -               -               -            (852)              -
Extraordinary loss on early extinguishment
   of debt, net of taxes of $1,112                      (1,977)              -               -               -               -
                                                     ---------       ---------       ---------       ---------       ---------
Net income (loss)                                    $ (20,619)      $  (1,209)      $  (4,669)      $ (12,902)      $   1,396
                                                     =========       =========       =========       =========       =========

Earnings (loss) per common share:
Basic:
    Before change in accounting or extraordinary
        item                                         $   (1.50)      $    (.10)      $    (.41)      $   (1.11)      $    0.14
    Change in accounting or extraordinary
        item                                              (.16)              -               -           (0.07)              -
                                                     ---------       ---------       ---------       ---------       ---------
        Net income (loss)                            $   (1.66)      $    (.10)      $    (.41)      $   (1.18)      $    0.14
                                                     =========       =========       =========       =========       =========
Diluted:
    Before change in accounting or extraordinary
        item                                         $   (1.50)      $    (.10)      $    (.41)      $   (1.11)      $    0.13
    Change in accounting or extraordinary
        item                                              (.16)              -               -           (0.07)              -
                                                     ---------       ---------       ---------       ---------       ---------
        Net income (loss)                            $   (1.66)      $    (.10)      $    (.41)      $   (1.18)      $    0.13
                                                     =========       =========       =========       =========       =========

Balance Sheet Data:
Working capital                                      $  73,892       $  43,419       $  27,918       $  33,471       $  33,600
Total assets                                           423,338         389,250         375,050         370,726         376,493
Current portion of long-term debt                            -               -               -               -           4,000
Long-term debt, less current portion                   277,462         209,500         182,500         185,500         196,500
Stockholders' equity                                    78,777          99,913          99,041         100,437         112,183

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations is qualified in its entirety by, and should be read in conjunction with, consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of factors including, but not limited to, those discussed in Exhibit 99 to this Annual Report, "Business" and elsewhere in this Annual Report. The Company disclaims any obligation to update information contained in any forward-looking statement. All dollar amounts are in thousands.

Introduction

The Company derives its revenues, earnings and cash flows primarily from the sale of highly specialized oriented polypropylene films, referred to as OPP films, used in consumer product labeling, flexible packaging and overwrap applications. AET has a leading position in substantially all of the major high-end OPP films end-use product categories in North America, and offers one of the most extensive product lines in the OPP films industry, ranging from high-margin, specialized label and high barrier films to basic heat sealable lower barrier films.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of AET sales represented by various income and expense items in their income statements:

                                                         Years Ended September 30
                                                         ------------------------
                                                   2001            2000           1999
                                                   ----            ----           ----
         Sales                                    100.0%          100.0%         100.0%
         Cost of sales                             78.1            80.2           79.6
         Gross profit                              21.9            19.8           20.4
         Selling, general and administrative       10.2            10.1           11.2
         Research and development                   2.3             2.5            3.0
         Operating profit                           5.7             7.2            6.2
         Interest expense, net                      8.8             7.9            8.0
         Net loss                                  (7.4)           (0.5)          (2.0)

Fiscal 2001 Compared with Fiscal 2000

Sales for fiscal 2001 increased 4.3 percent to $279,840 due to the realization of higher average selling prices, volume gains and continued improvement in sales mix. Sales outside the United States were 15.8 and 18.3 percent of sales for the fiscal year ended September 30, 2001 and 2000, respectively, and generated operating profit of 12.0 percent and 4.6 percent of total operating profit in those same periods.

Gross profit increased in fiscal 2001 to $61,410, or 21.9 percent of sales, compared with $53,119, or 19.8 percent of sales, in the same period of fiscal 2000. The increase in gross profit in fiscal 2001 is due to higher average selling prices and lower raw material costs, as well as continued improvements in manufacturing efficiencies. Capacity utilization is expected to continue to tighten over the next several years due to the continued growth in demand for OPP films and minimal anticipated capacity additions. Raw material costs declined throughout fiscal 2001 and are expected to increase only slightly in fiscal 2002. Although impacted in the short term by the tragic events of September 11 and the resulting economic weakness, long-term margin expansion is expected to continue due to further improvement in sales mix, absorption of QPF sales and further tightening of industry capacity utilization.

Total operating expenses for the fiscal year ended September 30, 2001 increased to $45,521, as compared to $33,911 for the fiscal year ended September 30, 2000 due primarily to $2,548 in costs incurred in conjunction with the acquisition of QPF, the $861 non-cash charge recorded in the first quarter of fiscal 2001 related to the share incentive plan for non-executive employees, and the $7,054 loss on sale of assets resulting from the sale of the Specialty Nets and Nonwovens business. Research and development expense was $6,419 in fiscal 2001 compared with $6,759 in fiscal 2000 as the Company continued to invest in new product development.

Net interest expense in fiscal 2001 of $24,659 was $3,563 higher than interest expense in fiscal 2000 due primarily to a higher average outstanding debt balance in fiscal 2001 reflecting the $275,000 Senior Notes issued in June 2001, offset in part by a lower interest rate on the Senior Notes and interest income earned on cash and cash equivalents.

Income tax expense (benefit) was $9,872 and ($679) for the fiscal years ended September 30, 2001 and September 30, 2000, respectively. In fiscal 2001, the Company recorded a $13,030 valuation allowance for certain state and federal deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit given recent results is uncertain in accordance with Financial Accounting Standards No. 109.

Fiscal 2000 Compared with Fiscal 1999

Sales for fiscal 2000 of $268,375 were $31,333, or 13.2 percent higher, than fiscal 1999 sales of $237,042 due to a 12.0 percent increase in OPP films sales volume combined with higher average selling prices. Fiscal 2000 represents the first year since 1995 where average selling prices increased, as the industry began passing on a portion of higher raw material costs and industry overcapacity continued to ease. Average annual OPP films industry demand growth of approximately 6.0 percent continued to absorb excess industry capacity. Sales outside the United States, primarily in Canada, comprised 18.3 percent of total fiscal 2000 sales compared to 18.7 percent of total 1999 sales and operating profit for sales outside the United States was 4.6 percent of total operating profit compared to 19.4 percent in 1999.

Gross profit for 2000 of $53,119 includes $2,400 of temporary plant shutdown costs. Excluding these costs, gross profit for 2000 was $55,519, an increase of $4,173 or, 8.1 percent, from the fiscal 1999 level of $51,346, while gross margin declined from 21.7 percent of sales to 20.7 percent of sales due to significantly higher raw material costs. The cost of polypropylene resin, the Company's primary raw material, rose unexpectedly as a result of the dramatic increase in the price of crude oil.

Polypropylene resin prices increased over 30 percent in the twelve months ended September 30, 2000 and 70 percent in the eighteen months ended September 30, 2000, and only a small portion of these resin cost increases were successfully passed on to customers in the form of price increases, due to the excess capacity that still existed in the OPP films industry. In addition, the Company held firm on a price increase in fiscal 2000, losing some sales volume. Therefore, all OPP films operations were shut down for one week in September, resulting in $2,400 of unabsorbed fixed costs incurred in the quarter.

Research and development expense decreased by $364 to $6,759, or 2.5 percent of sales in fiscal 2000, due primarily to differences in timing of research and development spending between fiscal 1999 and fiscal 2000.

Selling, general and administrative expenses of $27,152 in fiscal 2000 represented 10.1 percent of sales compared with $26,550, or 11.2 percent of sales in fiscal 1999, as operating expenses were held to relatively constant levels despite significant increases in volume manufactured and sold during the year. This resulted in a 30.1 percent increase in operating profit from fiscal 1999 to fiscal 2000.

Net interest expense increased $2,187 to $21,096 in fiscal 2000, from $18,909 in fiscal 1999, due to a higher average debt balance and higher interest rates on the bank credit facility in fiscal 2000.

Income tax as a percentage of before tax income was 36 percent for 2000 and 40 percent for fiscal 1999. The lower percentage reflected the benefit of tax planning.

Liquidity and Capital Resources

AET maintains a credit agreement with a group of lenders whereby it has a $80,000 revolving credit facility with a final maturity of January 29, 2003. The bank credit facility is secured by all of the Company's assets. It includes covenants which limit borrowings based on certain asset levels, requires a minimum tangible net worth and specified interest coverage and leverage ratios, restricts payment of cash dividends to stockholders and establishes maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. The Company was not in compliance with the net worth covenant, and has received a waiver from its banks. In June 2001, the Company paid all amounts outstanding on the bank credit facility, other than $12,435 in outstanding letters of credit in connection with the issuance of its Senior Notes. AET also has $6,500 of revenue bonds outstanding which are due November 4, 2004 and which are partially secured by a letter of credit issued under the bank credit facility.

On June 19, 2001, the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The net proceeds, after deducting fees and expenses, from the sale of the Senior Notes, were approximately $261.1 million. Of those proceeds, $155.2 million was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002, $9.0 million was used to fund the portion of the purchase price of the acquisition of the assets of QPF, $74.1 million was used to repay existing indebtedness and interest due under the revolving credit facility, and the remainder is being held for general corporate purposes and to fund future growth opportunities.

In conjunction with the redemption of the 11-1/2 percent senior notes due 2002, the Company recorded a loss on the early extinguishment of debt of $1,977 or $.15 per share, net of taxes. This amount is comprised of unamortized debt issuance costs and interest incurred during the 30-day period.

On June 30, 2001, the Company completed its acquisition of certain assets of QPF, L.L.C. Assets acquired included: machinery and equipment; intellectual property; intangibles; and inventory of the business. The purchase price for the QPF assets was $21,744. In conjunction with the QPF acquisition, the Company incurred certain one-time costs directly related to the acquisition and transition of the QPF business such as legal, incentive compensation and accounting costs that were recorded as an operating expense during the third quarter.

Effective September 30, 2001, the Company sold its specialty nets and nonwovens business to DelStar Technologies, Inc. The business, located in Middletown, Delaware, generated annual sales in fiscal 2001 of approximately $20,000 through the manufacture and sale of nets and nonwoven media. This business was non-core to the Company. The gross proceeds of the transaction were approximately $23,000. The Company recorded a loss in the fourth fiscal quarter of 2001 of $7,054 on the sale of this business, reflecting the difference between the selling price and the net book value of the specialty nets and nonwovens assets, as well as transactions costs such as legal, banking, incentive compensation and accounting costs incurred in connection with the sale of the business.

Operating activities for the fiscal year ended September 30, 2001 generated $4,425 of cash, which was the result of earnings before depreciation and amortization and other non-cash expenditures of $8,513, and a decrease in working capital of $4,088. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $9,260, a decrease in inventory of $9,144 and increases in prepaid expenses and other current assets of $2,226, and accounts receivable of $1,746. Decreases in accounts payable and inventory primarily reflect the lower cost of polypropylene resin. During the year, payments against restructuring reserves, representing payments on an operating lease, reduced such accounts by $900 to a balance of $8,887 at September 30, 2001.

Inflation

Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. The costs of raw materials make up a significant portion of costs and have historically fluctuated. It cannot be assumed, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing, as evidenced by the market dynamics in the second half of fiscal year 2000 when the price of polypropylene resin significantly increased due to the rising price of crude oil. During that period, the Company was only able to pass on a portion of the cost increase to customers due to overcapacity in the OPP films market.

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors mentioned in this prospectus.

New Accounting Pronouncements

In 2001 the FASB issued SFAS No. 141, 142, 143 and 144. Those statements are discussed in the footnotes to the consolidated financial statements.


ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

Foreign Exchange Contracts

The Company had entered into foreign exchange contracts, the last of which expired in May 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which resulted from market risk associated with changes in the market values of the underlying currencies were deferred and reported as part of capitalized assets. For the fiscal year ended September 30, 2001, the Company did not enter into foreign exchange contracts for trading or speculative purposes.

Short-Term and Long-Term Debt

AET is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The Company maintains a revolving credit facility which bears interest at LIBOR plus
2.75 percent or Prime plus 1.25 percent. Average borrowings under this facility were approximately $43,958 for the year ended September 30, 2001. Had market rates increased 10 percent from the average rate used for each of these periods, net earnings would have been negatively impacted by approximately $352 for the year ended September 30, 2001. At September 30, 2001, The Company had no outstanding short-term debt and long-term debt outstanding of $277,462, all of which was at a fixed interest rate.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-18 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a. on pages 10-11 of this report.

The directors of AET are as follows:

  Director Name            Age           Position                             Since
  -------------            ---           --------                             -----
Amin J. Khoury             62      Chairman of the Board                   October 1986
Thomas E. Williams         55      President, Chief Executive Officer      December 1992
                                         and Director
Nader A. Golestaneh*+      41      Director                                October 1986
Richard G. Hamermesh*      53      Director                                October 1986
Mark M. Harmeling+         48      Director                                October 1986
Joseph J. O'Donnell*       57      Director                                October 1986

_________________
* Member Audit Committee
+ Member Stock Option and Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Business Experience of Directors

Amin J. Khoury - Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Member of the Board of Directors of Brooks Automation, Inc., a leader in semiconductor, tool and factory automation solutions for the global semiconductor industry; Director of Synthes-Stratec, Inc., one of the world's leading orthopedic trauma companies.

Thomas E. Williams - Director, President and Chief Executive Officer of the Company since December 1992; Chief Executive Officer of the Company since 1993; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

Nader A. Golestaneh - Director of the Company since 1986; since 1990, President of Centremark Properties, Inc., a real estate management and development company; since 1986, attorney in private practice in Boston, Massachusetts.

Richard G. Hamermesh - Director of the Company since 1986; since 2000, senior lecturer at the Harvard Business School; co-founded and served until 2000 as a Managing Partner for the Center for Executive Development, an independent executive education and training firm; Director of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products.

Mark M. Harmeling - Director of the Company since 1986; since 2001, partner of TA Realty Associates, a real estate advisory firm; from 1991 to 2000, President of Bay State Realty Advisors, a real estate consulting firm; from 1997 to 1999, an executive of the A. G. Spanos Corporation, a leading developer of multifamily residential complexes; from 1985 to 1991, President of

Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

Joseph J. O'Donnell - Director of the Company since 1986: Chairman of the Board and Chief Executive Officer of Boston Concessions Group, Inc., a company that manages food service operations in approximately 40 states in the leisure and recreation markets.

ITEM 11.  EXECUTIVE COMPENSATION

"Executive Compensation" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Beneficial Ownership of Shares" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Transactions" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A. Financial Statements

   Consolidated Balance Sheets, September 30, 2001 and 2000
   Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999
   Consolidated Statements of Stockholders' Equity for the Years Ended
      September 30, 2001, 2000 and 1999
   Consolidated Statements of Cash Flows for the Years Ended September 30, 2001,
      2000 and 1999
   Notes to Consolidated Financial Statements

   Financial Statement Schedules

   Schedule II - Valuation and Qualifying Accounts for the Years Ended September 30, 2001, 2000 and 1999

   All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B. Exhibits

3.1(a)     Amended and Restated Certificate of Incorporation.
3.1.1(f) Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.1.2(h) Amendment dated March 21, 1999 to Amended and Restated Certificate of Incorporation.
3.2(f)     Amended and Restated By-Laws.
4.3(a)     Specimen Common Stock Certificate.
4.4(h) Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.
10.1(h) Amended and Restated Credit Agreement dated as of March 15, 1999 between the Registrant and The Chase Manhattan Bank as
           Administrative Agent.
10.1.1(h)  Amendment No. 1 dated as of April 23, 1999 to the Amended and
           Restated Credit Agreement dated as of March 15, 1999.
10.1.2(j) Amended and Restated Credit Agreement dated as of April 12, 2000. 10.1.3(f) Amended and Restated Credit Agreement dated as of September 30, 2000. 10.1.4(m) Amended and Restated Credit Agreement dated as of April 15, 2001, between Registrant and the Chase Manhattan Bank, as Administrative Agent.
10.1.5(m)  Waiver and Amendment No. 1 to the Credit Agreement dated as of June
           15, 2001.
10.1.6*    Amendment No. 2 to the Credit Agreement dated September 28, 2001.
10.2(b)    1986 Stock Option Plan, as amended.
10.3(e)    Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.4(c)    1991 Stock Option Plan, as amended.
10.5(e)    Amendment dated December 7, 1999 to the 1991 Stock Option Plan.
10.6(1)    2001 Stock Option Plan for Directors.
10.7(e) Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors, as amended.
10.8(d)    1994 Stock Option Plan, as amended.
10.9(e)    Amendment dated December 7, 1999 to the 1994 Stock Option Plan.

10.11(i)     Employment Agreement dated as of April 1, 1999 between the
             Registrant and David N. Terhune.
10.12(i)     Employment Agreement dated as of April 1, 1999 between the
             Registrant and Amin J. Khoury.
10.13(i)     Employment Agreement dated as of April 1, 1999 between the
             Registrant and Thomas E. Williams.
10.14(i)     Employment Agreement dated as of April 1, 1999 between the
             Registrant and Anthony J. Allott.
10.15.1(h)   Amended and Restated Executive Deferred Compensation Retirement
             Plan dated December 31, 1999.
10.15.2*     Amended and Restated Executive Deferred Compensation Retirement
             Plan dated August 10, 2001.
10.16.1(e)   1999 Supplemental Executive Retirement Plan dated November 30,
             1999.
10.16.2*     Amended and Restated 1999 Supplemental Executive Retirement Plan
             dated August 14, 2001.
10.17.1(e)   1999 Deferred Compensation Trust dated November 30, 1999.
10.18.1(g)   Equipment Lease Agreement dated as of December 29, 1997 between
             Registrant and Lasalle National Leasing Corporation.
10.18.2(i)   Letter Agreement dated April 28, 1999 amending Equipment Lease
             Agreement dated as of December 29, 1997.
10.19(g)     Asset Purchase and Sale Agreement dated as of April 6, 1998 between the Registrant and ProNet Corporation.
10.20(m)     Asset Purchase Agreement among Applied Extrusion Technologies,
             Inc., QPF, L.L.C. and Hood Companies, Inc., dated as of May 3, 2001
10.20.1(m)   Amendment No. 1 to Asset Purchase Agreement by and among Applied
             Extrusion Technologies, Inc., QPF, L.L.C. and Hood Companies, Inc.,
             dated June 12, 2001.
10.21(m)     Form of Exchange Note due 2001 (filed as an Exhibit to Item
             10.20.1).
10.22(m)     Indenture dated as of June 19, 2001 by and among the Registrant,
             Applied Extrusion Technologies (Canada), Inc. and the Wells Fargo
             Bank Minnesota, National Association, as Trustee.
10.23(m)     Registration Rights Agreement dated as of June 19, 2001 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated, Chase Securities, Inc., Credit Suisse
             First Boston Corporation and Deutsche Bank Alex. Brown, Inc.
21(d)        Subsidiaries of the Registrant.
23*          Independent Auditors' Consent - Deloitte & Touche LLP.
99*          Cautionary Statement for Purposes of the "Safe Harbor" Provisions
             of the Private Securities Litigation Reform Act of 1995.

_________________
     *Filed herewith
    **Contained in Exhibits to the Registrant's Registration Statement on
      Form S-4 (No. 33365294) filed with the Commission on July 18, 2001.

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

(g) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1997.
(h) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1998.
(i) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.
(j) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.
(k) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1999.
(l) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 2001.
(m) Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2001.

The above-referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C.  Reports on Form 8-K

Current Report on Form 8-K reporting the closing of the acquisition of the assets of QPF, L.L.C. filed on July 3, 2001, and amended on July 19, 2001 and October 16, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLIED EXTRUSION TECHNOLOGIES, INC.

                                  By: /s/ Anthony J. Allott
                                      ------------------------------------------

                                      Anthony J. Allott, Senior Vice President and Chief Financial Officer
                                      December 4, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Amin J. Khoury                             /s/ Nader A. Golestaneh
-------------------------------------------    ---------------------------------
Amin J. Khoury, Chairman of the Board          Nader A. Golestaneh, Director
December 4, 2001                               December 4, 2001



/s/ Thomas E. Williams                         /s/ Joseph J. O'Donnell
-------------------------------------------    ---------------------------------
Thomas E. Williams, President                  Joseph J. O'Donnell, Director
Chief Executive Officer and Director           December 4, 2001
December 4, 2001



/s/ Mark M. Harmeling                          /s/ Richard G. Hamermesh
-------------------------------------------    ---------------------------------
Mark M. Harmeling, Director                    Richard G. Hamermesh, Director
December 4, 2001                               December 4, 2001



/s/ Anthony J. Allott
-------------------------------------------
Anthony J. Allott, Senior Vice President
and Chief Financial Officer
December 4, 2001

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements:
Consolidated Balance Sheets, September 30, 2001 and 2000...................  F-2

Consolidated Statements of Operations for the Years Ended
    September 30, 2001, 2000 and 1999......................................  F-3

Consolidated Statements of Stockholders' Equity for the
    Years Ended September 30, 2001, 2000 and 1999..........................  F-4

Consolidated Statements of Cash Flows for the Years
    Ended September 30, 2001, 2000 and 1999................................  F-5

Notes to Consolidated Financial Statements.................................  F-6


Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the
    Years Ended September 30, 2001, 2000 and 1999.......................... F-17


Independent Auditors' Report............................................... F-18

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000
                     (In thousands, except per share amount)

                                                                                    2001           2000
                                                                                    ----           ----
ASSETS
Current assets:
    Cash and cash equivalents                                                    $  22,176      $   3,265
    Short-term receivable                                                           23,212              -
    Accounts receivable, net of allowance for doubtful
        accounts of $1,801 and $1,856 at September 30,
        2001 and 2000, respectively                                                 41,117         43,131
    Inventory                                                                       34,889         43,059
    Prepaid expenses and other assets                                                1,495          9,013
                                                                                 ---------      ---------
            Total current assets                                                   122,889         98,468
Property, plant and equipment, net                                                 265,536        280,300
Intangibles and deferred finance charges, net                                       23,363          2,372
Other assets                                                                        11,550          8,110
                                                                                 ---------      ---------
                                                                                 $ 423,338      $ 389,250
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $12,860      $  17,862
    Accrued expenses and other current liabilities                                  27,552         27,216
    Accrued interest                                                                 8,585          9,971
                                                                                 ---------      ---------
            Total current liabilities                                               48,997         55,049
Long-term debt                                                                     277,462        209,500
Long-term liabilities and deferred taxes                                            18,102         24,788
Commitments and contingencies


Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; authorized, 30,000 shares, 12,796 and 12,019
    shares issued at September 30, 2001 and 2000, respectively                         128            120
Additional paid-in capital                                                         101,580        100,266
Retained earnings (deficit)                                                        (16,559)         4,060
Accumulated other comprehensive loss                                                (3,795)        (2,277)
                                                                                 ---------      ---------
                                                                                    81,354        102,169

Treasury stock, at cost, and other, 250 and 248 shares
    at September 30, 2001 and 2000, respectively                                    (2,577)        (2,256)
                                                                                 ---------      ---------
           Total stockholders' equity                                               78,777         99,913
                                                                                 ---------      ---------
                                                                                 $ 423,338      $ 389,250
                                                                                 =========      =========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended September 30, 2001, 2000 and 1999
                    (In thousands, except per share amounts)

                                                                  2001            2000            1999
                                                                  ----            ----            ----
Sales                                                           $ 279,840      $ 268,375       $ 237,042
Cost of sales                                                     218,430        215,256         188,601
                                                                ---------      ---------       ---------
Gross profit                                                       61,410         53,119          48,441
Operating expenses:
    Selling, general and administrative                            28,639         27,152          26,550
    Research and development                                        6,419          6,759           7,123
    Loss on sale of assets                                          7,054              -               -
    QPF acquisition costs                                           2,548              -               -
    Share incentive plan                                              861              -               -
                                                                ---------      ---------       ---------
       Total operating expenses                                    45,521         33,911          33,673

Operating profit                                                   15,889         19,208          14,768

Non-operating expenses:

    Interest expense, net                                          24,659         21,096          18,909
    Acquisition costs                                                   -              -           3,641
                                                                ---------      ---------       ---------
       Total non-operating expenses                                24,659         21,096          22,550

Loss before income taxes                                           (8,770)        (1,888)         (7,782)
Income tax expense (benefit)                                        9,872           (679)         (3,113)
                                                                ---------      ---------       ---------
Loss before extraordinary item                                  $ (18,642)     $  (1,209)      $  (4,669)

Extraordinary loss on early extinguishment
    of debt, net of taxes of $1,112                                (1,977)             -               -
                                                                ---------      ---------       ---------

Net loss                                                        $ (20,619)     $  (1,209)      $  (4,669)
                                                                =========      =========       =========

Loss per common share before extraordinary item
    Basic and diluted                                           $   (1.50)     $   (0.10)      $   (0.41)
Loss per common share
    Basic and diluted                                           $   (1.66)     $   (0.10)      $   (0.41)
Average common shares outstanding
    Basic and diluted                                              12,420         11,829          11,282


See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended September 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                                          Accumlated

                                                   Voting          Additional               Other

                                                Common Stock        Paid-in   Retained   Comprehensive Comprehensive  Treasury

                                              Shares      Amount    Capital   Earnings       Loss          Loss        Stock
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 1998 .............     11,357    $    114    $ 95,867   $  9,938    $ (2,396)                $ (3,086)
    Net loss ............................                                        (4,669)               $ (4,669)
    Profit sharing contribution .........         28         229
    Stock issued for 401(k) match .......         73           1         828                                             456
    Stock issued for employee purchases .         64           1         399
    Treasury shares and other ...........                                                                                113
    Exercise of stock options ...........         53                     354
    Exchange rate changes ...............                                                       868         868
    Tax benefits of early disposition of
        stock options ...................                                 24
                                            --------    --------    --------   --------    --------    --------     --------
    Comprehensive loss ..................                                                              $ (3,801)
                                                                                                       ========
Balance, September 30, 1999 .............     11,575         116      97,701      5,269      (1,528)                  (2,517)
    Net loss ............................                                        (1,209)                 (1,209)
    Profit sharing contribution .........         98           1         575
    Stock issued for 401(k) match .......        216           2       1,286
    Stock issued for employee purchases .         93           1         445
    Treasury shares and other ...........                                                                                261
    Exercise of stock options ...........         37         253
    Exchange rate changes ...............                                                      (749)       (749)
    Tax benefits of early disposition of
        stock options ...................                                  6
                                            --------    --------    --------   --------    --------    --------     --------
    Comprehensive loss ..................                                                              $ (1,958)
                                                                                                       ========
Balance, September 30, 2000 .............     12,019         120     100,266      4,060      (2,277)                  (2,256)
    Net loss ............................                                       (20,619)                (20,619)
    Profit sharing contribution .........         91           1         170
    Stock issued for share incentive plan        593           6         830
    Stock issued for employee purchases .         77           1         202
    Treasury shares and other ...........                                                                               (321)
    Exercise of stock options ...........         16                     109
    Exchange rate changes ...............                                                    (1,518)     (1,518)
    Tax benefits of early disposition of
        stock options ...................                                  3
                                            --------    --------    --------   --------    --------    --------     --------
    Comprehensive loss ..................                                                              $(22,137)
                                                                                                       ========
Balance, September 30, 2001 .............     12,796    $    128    $101,580   $(16,559)   $ (3,795)                $ (2,577)
                                            ========    ========    ========   ========    ========                 ========

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended September 30, 2001, 2000 and 1999
                                 (In thousands)

                                                                        2001         2000        1999
                                                                     ----------   ----------   ---------
OPERATING ACTIVITIES:
    Net loss                                                         $ (20,619)   $  (1,209)   $  (4,669)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
        Provision for doubtful accounts                                    400          472        1,217
        Depreciation and amortization                                   22,362       21,025       19,484
        Deferred taxes and other credits                                (3,367)     (10,306)     (10,526)
        Stock issued for retirement plans                                  171        1,861        1,513
        Stock issued for share incentive plan                              861           --           --
        Loss on sale of assets                                           7,054           --           --
        Write-off of deferred debt issuance costs included
           in extraordinary loss on early extinguishment of debt         1,651           --           --
        Changes in assets and liabilities, net of assets acquired
          and divested:
           Prepaid expenses and other current assets                    (2,226)      (3,224)      (1,900)
           Accounts payable and accrued expenses                        (9,260)      (4,345)       4,037
           Accounts receivable and inventory                             7,398      (11,194)       1,398
                                                                     ---------    ---------    ---------
               Net cash provided by (used in) operating activities       4,425       (6,920)      10,554


INVESTING ACTIVITIES:

    Additions to property, plant and equipment                         (21,785)     (22,096)     (22,781)
    Proceeds from sale-leaseback transactions                               --           --       29,940
    Acquisition of assets                                              (21,744)          --      (13,316)
                                                                     ---------    ---------    ---------
               Net cash used in operating activities                   (43,529)     (22,096)      (6,157)

FINANCING ACTIVITIES:
    Proceeds from issuance of bonds                                    270,859           --           --
    Redemption of $150,000 senior notes                               (150,000)          --           --
    Borrowings (repayments) under line of credit agreement, net        (53,000)      27,000       (3,000)
    Debt issuance costs                                                 (9,786)          --           --
    Proceeds from issuance of stock, net                                   (30)         707          779
                                                                     ---------    ---------    ---------
               Net cash provided by (used in) financing activities      58,043       27,707       (2,221)

    Effect of exchange rate changes on cash                                (28)        (749)         868
                                                                     ---------    ---------    ---------
    Increase (decrease) in cash and cash equivalents, net               18,911       (2,058)       3,044

    Cash and cash equivalents, beginning                                 3,265        5,323        2,279
                                                                     ---------    ---------    ---------
    Cash and cash equivalents, ending                                $  22,176    $   3,265    $   5,323
                                                                     =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest, including capitalized interest of $2,757, $2,442
       and $3,050, respectively                                      $  28,823    $  21,888    $  21,058
       Income taxes                                                        201          210           --

See notes to consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended September 30, 2001, 2000 and 1999
               (In thousands, except share and per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Applied Extrusion Technologies, Inc. and its subsidiaries (collectively AET or the Company) operate in a single business segment, which consists of the development and manufacture of highly specialized, single and multilayer oriented polypropylene ("OPP") films used in consumer product labeling and flexible packaging applications.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Applied Extrusion Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Financial instruments are recorded in accordance with accounting principles generally accepted in the United States of America for each particular instrument. Appropriate disclosure about fair value is provided for all financial instruments, whether recognized or not in the balance sheet, for which it is practicable to estimate that value. For financial instruments such as accounts receivable, accounts payable and accrued expenses which reprice or mature within three months of the reporting date, carrying amounts generally approximate fair value. At September 30, 2001 and 2000, the carrying amounts of long-term debt approximate their fair values. The aggregate fair value amounts presented may not fully represent the underlying fair value to the Company.

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

Intangibles and deferred finance charges include intellectual property, patents, licenses, organization costs, covenants not to compete, customer lists, goodwill and costs associated with the issuance of debt. Amortization of intangibles is being recognized using the straight-line method based upon the economic useful lives of the assets, principally over ten years. Amortization of deferred finance charges is included in net interest expense.

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

Foreign operations. Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. The Company has periodically entered into foreign currency exchange contracts to hedge firm purchase commitments denominated in foreign currencies.

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

Certain new accounting pronouncements. In June 1998 the financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of this standard had no effect on the Company's operations or financial position.

During fiscal 2001 the Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a "frequently asked questions" document. Adoption of this SAB did not materially impact the Company's revenue recognition practices.

In July 2001 the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill assets arising from transactions completed before and after the Statement's effective date. This standard will be adopted by the Company in fiscal 2002. Upon adoption the company will cease to incur amortization expense on its indefinite life assets. At September 30, the Company had $13,926 of net goodwill recorded in the financial statements and would avoid approximately $348 of annual amortization before any impairments.

In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

2. ACQUISITIONS AND DIVESTITURES

On June 30, 2001, the Company completed its acquisition of certain assets of QPF, L.L.C. Assets acquired included: machinery and equipment; intellectual property; intangibles; and inventory of the business. The purchase price for the QPF assets was $21,744. In conjunction with the QPF acquisition, the Company incurred certain one-time costs directly related to the acquisition and transition of the QPF business such as legal, incentive compensation, and accounting costs that were recorded as an operating expense during the third quarter.

Effective September 30, 2001, the Company sold its specialty nets and nonwovens business to DelStar Technologies, Inc. The business, located in Middletown, Delaware, generated annual sales in fiscal 2001 of approximately $20,000 through the manufacture and sale of nets and nonwoven media. This business was non-core to the Company. The gross proceeds of the transaction were approximately $23,000. The Company recorded a loss in the fourth fiscal quarter of 2001 of $7,054 on the sale of this business, reflecting the difference between the selling price and the net book value of the specialty nets and nonwovens assets, as well as transaction costs such as legal, banking, incentive compensation and accounting costs incurred in connection with the sale of the business.

3. INVENTORY

Inventory consisted of the following at September 30:

                                                2001     2000
                                                ----     ----
                Raw materials ..............  $ 6,963   $ 9,336
                Finished goods .............   27,926    33,723
                                              -------   -------
                                              $34,889   $43,059
                                              =======   =======

4. PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

Property, plant and equipment consisted of the following at September 30:

                                                      2001       2000
                                                      ----       ----
         Land ..................................    $  1,684   $  1,778
         Buildings and improvements ............      41,814     45,649
         Machinery and equipment ...............     261,366    277,983
                                                    --------   --------
                                                     304,864    325,410
         Less accumulated depreciation .........      90,505     82,751
                                                    --------   --------
                                                     214,359    242,659
         Machinery and equipment in progress ...      51,177     37,641
                                                    --------   --------
                                                    $265,536   $280,300
                                                    ========   ========

Approximately $46,359 of fixed assets are located outside of the United States. Depreciation expense for the years ended September 30, 2001, 2000 and 1999 was $20,499, $18,593 and $18,465, respectively.

The Company leases certain property and equipment under agreements generally with terms of five to seven years and which may include certain renewal options. Rental expense for the years ended September 30, 2001, 2000 and 1999 was approximately $14,572, $10,487 and $10,043, respectively.

The minimum annual rental commitments under noncancellable operating leases are as follows for each of the five years subsequent to September 30, 2001:

         2002 ...............................................    14,580
         2003 ...............................................    14,430
         2004 ...............................................    11,867
         2005 ...............................................     2,035
         2006 ...............................................       234
                                                                -------
                                                                $43,146
                                                                =======


5. INTANGIBLES AND DEFERRED FINANCE CHARGES

Intangibles and deferred finance charges consisted of the following at September 30:

                                                      2001     2000
                                                      ----     ----
           Deferred financing charges ............. $ 9,437  $ 1,809
           Goodwill ...............................  11,344       --
           Other intangible assets ................   3,911    1,611
                                                    -------  -------
                                                     24,692    3,420
           Less accumulated amortization ..........   1,329    1,048
                                                    -------  -------
                                                    $23,363  $ 2,372
                                                    =======  =======

6. LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

                                                                 2001      2000
                                                               --------  --------
Industrial Revenue Bond payable November 4, 2004 at
    5.25% effective rate at September 30, 2001                 $  6,500  $  6,500
Senior Notes payable on April 7, 2002 with 11.5% interest
    due semiannually on October 1 and April 1                        --   150,000
Senior Notes payable on June 19, 2011 with 10.75% interest
    due semiannually on January 1 and July 1                    270,962        --
Revolving Credit Facility of $80,000 bearing interest at
    LIBOR plus 2.75% or prime plus 1.25% on utilized portions
    and .5% for unused commitments                                   --    53,000
                                                               --------  --------
                                                                277,462   209,500

         Less current portion                                        --        --
                                                               --------  --------
               Total long-term debt                            $277,462  $209,500
                                                               ========  ========

On June 19, 2001 the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The issue price of each Senior Note was $984.94 per $1,000 principal amount at maturity, and each Senior Note carries a yield to maturity of 11 percent. The bond discount is being amortized to interest expense. The net proceeds to the Company from the sale of the Senior Notes after deducting discount, fees and expenses were approximately $261.1 million. Of those proceeds, $155.2 million was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002 (the "2002 Notes"), $9.0 million was used to fund a portion of the purchase price of the acquisition of the assets of QPF, L.L.C., $74.1 million was used to repay existing indebtedness and interest due under the Company's line of credit (the "Credit Facility"), and the remainder is being held for general corporate purposes and to fund future growth opportunities.

The Senior Notes were issued by the parent company, which has no independent assets or operations. These notes are fully and unconditionally guaranteed by one of the Company's wholly-owned subsidiaries. The assets and operations of the Company's other non-guarantor subsidiary are minor.

In conjunction with the redemption of the 2002 Notes, the Company recorded a loss on the early extinguishment of debt of $1,977, or $.16 per share, net of taxes. This amount is comprised of unamortized debt issuance costs and interest incurred during the 30-day call period.

AET maintains a credit agreement with a group of lenders whereby the Company has a $80,000 revolving credit facility (the "Credit Facility") with a final maturity of January 29, 2003. The Credit Facility is secured by all the assets of AET. It includes covenants which limit borrowings based on certain asset levels, require AET to maintain a minimum tangible net worth and specified interest coverage and leverage ratios, restrict payment of cash dividends to stockholders and establish maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. The Company was not in compliance with the net worth covenant at September 30, 2001, and has received a waiver from its banks. The Company also has $6,500 of revenue bonds outstanding, which are due November 4, 2004 and which are partially secured by a letter of credit issued under the Credit Facility.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

                                                               2001       2000
                                                               ----       ----

        Accrued restructuring ..........................   $  2,470   $  2,172
        Deferred gain on sale-leaseback ................      9,424      9,519
        Payroll & benefits .............................      3,166      5,524
        Market development .............................      4,813      4,252
        Taxes and other ................................      7,679      5,749
                                                           --------   --------
                                                           $ 27,552   $ 27,216
                                                           ========   ========

Included in accounts payable are outstanding checks of $4,812 and $4,435 at September 30, 2001 and 2000, respectively. During the year payments against a restructuring reserve related to lease payments for certain manufacturing equipment reduced such accounts by $900 to $8,887. Approximately $7,987 and $7,615 of these restructuring costs are included in deferred taxes and other credits at September 30, 2001 and 2000, respectively.

8.    INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

                                               2001       2000           1999
                                               ----       ----           ----

        Deferred:
            U.S. Federal .................    (2,719)      (642)        (2,724)
            State ........................      (439)       (37)          (389)
            Valuation Allowance ..........    13,030         --             --
                                             -------    -------       --------
            Total ........................   $ 9,872    $  (679)      $ (3,113)
                                             =======    =======       ========


The components of the net deferred tax asset were as follows at September 30:


                                                                          2001          2000
                                                                          ----          ----
        Current Deferred Tax:
            Accounts receivable ................................      $      510     $      421
            Inventory ..........................................           3,219          3,274
            Other assets .......................................              (6)            (6)
            Other liabilities ..................................           4,912          4,944
            Valuation allowance ................................          (7,951)          (125)
                                                                      ----------     ----------
                Net Current Deferred Tax Asset .................      $      684     $    8,508
                                                                      ==========     ==========

        Non Current Deferred Tax:
            Property, plant and equipment ......................         (45,246)       (40,284)
            Other assets .......................................           5,070          8,004
            Other liabilities ..................................             228            145
            Tax credits and loss carryforwards .................          44,777         33,808
            Valuation allowance ................................          (5,513)          (309)
                                                                      ----------     ----------
              Net Non-Current Deferred Tax Asset/(Liability) ...            (684)         1,364
                                                                      ----------     ----------
        Total Net Deferred Tax Asset ...........................      $        0     $    9,872
                                                                      ==========     ==========

Deferred tax expense reflects adjustments made for previously provided deferred taxes. In addition, due to recent historical losses, a valuation allowance in accordance with SFAS No. 109 has been established for certain state and federal deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit given recent results is uncertain. The Company believes, however, that it will be able to utilize the tax benefits in the future.

At September 30, 2001, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $97,175 (expiration commencing in 2006 through 2020) and state net operating loss carryforwards of $93,881 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $443, alternative minimum tax credit carryforwards of $4,717 and state investment tax credits of $319 expiration commencing in 2005.

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                                           2001         2000       1999
                                                                           ----         ----       ----
       Statutory tax rate ........................................          35.3%         35.0%       35.0%
       State income taxes, net of federal tax benefits ...........           3.7%          3.4%        3.8%
                                                                        --------      --------   ---------
           Subtotal ..............................................          39.0%         38.4%       38.8%
       Valuation allowance .......................................         (77.5%)        (2.4%)       1.2%
                                                                        --------      --------   ---------
           Total .................................................         (38.5%)        36.0%       40.0%
                                                                        ========      ========   =========


9.    STOCKHOLDERS' EQUITY

Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

Until December 2000, the Company had an employee stock purchase plan, under which employees could defer a portion of their compensation and purchase AET shares at a discount. Purchases through payroll deductions were made on a semiannual basis. Approximately 77,233 shares were purchased under this plan in fiscal 2001, and at September 30, 2001, 76,766 shares were available under the plan for future purchases.

A total of 67,347 shares are held in treasury under a deferred compensation plan, which is discussed in further detail in Note 14.

In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a "Junior Preferred Stock Purchase Right" (a "Right") to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET's Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET's Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 2001, there were 12,796,353 Junior Preferred Stock Purchase Rights outstanding.

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

10.    STOCK OPTIONS

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 2001, an aggregate of 4,269,918 shares were reserved for issuance under the plans.

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value of the grant for 2001, 2000 and 1999, the Company's fiscal 2001, 2000 and 1999 net loss and loss per share on a pro forma basis would have been as follows:

                                                               2001         2000         1999
                                                               ----         ----         ----
              Net Loss:
                  As reported ........................      $  (20,619)  $ (1,209)    $ (4,669)
                  Pro forma ..........................         (22,030)    (2,937)      (5,889)
              Basic and Diluted Loss per Share:
                  As reported ........................           (1.66)      (.10)        (.41)
                  Pro forma ..........................           (1.77)      (.25)        (.52)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: expected volatility ranging from 59 to 56 percent, risk-free interest rates of approximately 4 percent and expected lives of 7 to 10 years. The weighted-average grant date fair value of options granted during the year was $2.41, $5.89 and $3.99 for 2001, 2000 and 1999 respectively.

Information concerning the Company's option plans is as follows:

                                                                   Weighted-
                                                                    Average
                                 Shares under           Option     Exercise
                                    Option              Prices      Price     Exercisable
                                 ------------           ------     --------    -----------
As of September 30, 1998            2,697,625    $   4.630-14.875   $ 7.55       1,923,125
                                                                               ===========
     Granted                          469,500         5.563-8.063     5.90
     Exercised                        (52,999)        6.625-8.250     6.69
     Canceled                         (10,251)        7.000-8.250     7.51
                                -------------
As of September 30, 1999            3,103,875        4.630-14.815     7.32       2,130,993
                                =============                                  ===========
     Granted                          598,750         4.563-8.500     7.74
     Exercised                        (37,250)        6.625-7.250     6.81
     Canceled                         (45,750)        5.563-9.000     6.98
                                -------------
As of September 30, 2000            3,619,625        4.563-14.875     7.39       2,442,750
                                =============                                  ===========
     Granted                        1,119,625         1.6875-7.34     4.82
     Exercised                        (16,000)        5.6560-7.25     6.80
     Canceled                      (1,520,937)         3.00-12.00     7.61
                                -------------
As of September 30, 2001            3,202,313      1.6875-14.8750     6.39       1,703,811
                                =============                                  ===========

The following table summarizes information regarding stock options outstanding at September 30, 2001:

                                                                                Options
                                      Options Outstanding                     Exercisable
                           ------------------------------------------------------------------------------
                                             Weighted-
                                              Average       Weighted-                       Weighted-
                             Outstanding     Remaining      Average        Exercisable      Average
            Range of            as of       Contractual     Exercise          as of         Exercise
        Exercise Price        09/30/01     Life in Years     Price          09/30/01         Price
        -------------------------------------------------------------------------------------------------
        $   1.00-5.00         555,625           7.0        $ 3.0423          180,750       $ 4.7935
            5.01-7.50       1,646,687           7.0          6.1849          701,936         6.2974
           7.51-10.00         922,500           4.8          8.2140          743,625         8.2602
          10.01-12.50          23,750           5.7         11.7500           23,750        11.7500
          12.51-15.00          53,751           4.2         13.8372           53,750        13.8372
                            ---------           ---        --------        ---------       --------
                            3,202,313           6.3        $ 6.3939        1,703,811       $ 7.3084
                            =========           ===        ========        =========       ========

11.    EARNINGS PER SHARE

In 2001, 2000 and 1999, 147,000, 129,000 and 150,000 potential shares from options were excluded from the computation of diluted loss per share, as the effect of including these shares in the calculation would be anti-dilutive.

12.    RELATED-PARTY TRANSACTIONS

The Company has entered into employment agreements extending for periods of up to four years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses.

13.    COMMITMENTS AND CONTINGENCIES

The Company had entered into foreign exchange contracts, the last of which expired in May 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which result from market risk associated with changes in the market values of the underlying currencies were deferred and included as part of capitalized assets. At September 30, 2001, the Company had no outstanding foreign exchange contracts. The Company does not enter into foreign exchange contracts for trading or speculative purposes.

From time to time, the Company becomes involved in litigation which is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations.

14.    EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash which are fully accrued in the accompanying consolidated financial statements. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. Aggregate contributions were made with Company stock valued at $171, and $1,311 of cash in 2001. These contributions were made with Company stock in 2000 and 1999, valued at $1,861 and $1,058, respectively.

The Company has a non-qualified deferred compensation plan for certain management employees. This plan allows these employees to defer all or a portion of their salary and bonus until retirement or termination of their employment. At its election, the Company can make contributions to this plan representing a percentage of employee salary. Contributions made were $448, $502 and $0 in 2001, 2000 and 1999, respectively. Assets of this plan of $3,246 at September 30, 2001 are carried in other assets.

In April 1999, the Company implemented a Supplemental Executive Retirement Plan under which certain executive employees will receive benefits annually equal to an average of their compensation for a period of 10 years after retirement. As of September 30, 2001, the projected benefit obligation under the plan is $6,600, and during the year the Company recorded $4,900 of net periodic benefit costs. The plan is unfunded; however, the Company has designated approximately $6,700 of its cash and cash equivalents to provide for the eventual funding of the liability, which are carried in other assets.

15.    CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion market, consumer product and health care markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 18 percent of sales in fiscal 2001, 18 percent of sales in 2000 and 20 percent of sales in 1999, with no other customer accounting for more than 10 percent of sales in 2001, 2000 or 1999.

Information by geographic location was as follows for the years ended September 30:

                                                           2001           2000        1999
                                                           ----           ----        ----
   Sales:
      United States................................     $  235,521    $  219,295    $ 192,627
      Foreign......................................         44,319        49,080       44,415
                                                        ----------    ----------    ---------
                                                        $  279,840    $  268,375    $ 237,042
                                                        ==========    ==========    =========
   Operating profit:
      United States................................     $   13,989    $   18,324    $  11,902
      Foreign......................................          1,900           884        2,866
                                                        ----------    ----------    ---------
                                                        $   15,889    $   19,208    $  14,768
                                                        ==========    ==========    =========

No individual country, other than the United States, comprised more than 10 percent of consolidated sales or operating profit.

16. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2001, 2000 and 1999 were as follows:

                                                                    Earnings     Earnings
                                                                     (Loss)       (Loss)
                                                     Net Income     Per Share    Per Share
                         Net Sales    Gross Profit    (Loss)/(a)/    Basic/(a)/   Basic/(a)/
                         ---------    ------------     ----          -----        -----
September 30, 1999
    1/st/ quarter        $  55,445    $   7,941      $  (4,735)     $  (.43)     $  (.43)
    2/nd/ quarter           58,979       11,652           (863)        (.08)        (.08)
    3/rd/ quarter           62,269       13,757            194          .02          .02
    4/th/ quarter           60,349       15,091            735          .06          .06
September 30, 2000
    1/st/ quarter        $  60,151    $  14,876      $   1,158      $   .10      $   .10
    2/nd/ quarter           68,745       16,787          1,803          .15          .15
    3/rd/ quarter           73,700       14,302             21          .00          .00
    4/th/ quarter           65,779        7,154         (4,191)        (.35)        (.35)
September 30, 2001
    1/st/ quarter        $  62,724    $  11,378      $  (2,144)     $  (.18)     $  (.18)
    2/nd/ quarter           72,989       15,097            633          .05          .05
    3/rd/ quarter           72,414       17,306          1,645          .13          .13
    4/th/ quarter           71,713       17,629            951          .08          .08


__________________

     (a) Excludes $551, net of taxes, of non-cash charges related to the share incentive plan for non-executive employees in December 2000; $1,631, net of taxes, of QPF transaction costs and $1,977, net of taxes, of loss on early extinguishment of debt in June 2001; and $7,054 of loss on sale of assets and tax valuation allowance of $13,030 in September 2001.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended September 30, 2001, 2000 and 1999
                                 (In thousands)

                                          Additions
                            Balance at    charged to
                            beginning      costs and                    Balance at
          Description       of period      expenses      Deductions    end of period
          -----------       ---------     ---------      ----------    -------------
Allowance for doubtful
accounts:
            2001            $  1,856      $   400        $   455       $    1,801
            2000               1,554          472            170            1,856
            1999               1,056        1,217            719            1,554

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Applied Extrusion Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in
Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.



/s/ Deloitte and Touche LLP
---------------------------
Deloitte & Touche LLP

Boston, Massachusetts
November 20, 2001