Form 10-Q
period 2001-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2002-02-08
CIK 874389

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _______________________


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2001

                            _______________________


                      APPLIED EXTRUSION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


      Delaware                                             0-19188
(State of Incorporation)                                  51-0295865
                                                     (Commission File No.)
                                               (IRS Employer Identification No.)


                               3 Centennial Drive
                          Peabody, Massachusetts 01960
                    (Address of Principal Executive Offices)

                                 (978) 538-1500
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of February 8, 2002 was 12,863,209.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        December 31, September 30,
                                                                                            2001          2001
                                                                                            ----          ----
ASSETS
Current assets:
    Cash and cash equivalents ........................................................   $  46,588     $  22,176
    Short-term receivable ............................................................           -        23,212
    Accounts receivable, net of allowance for doubtful accounts of $1,234
       at December 31, 2001 and $1,801 at September 30, 2001, respectively ...........      35,725        41,117
    Inventory ........................................................................      39,968        34,889
    Prepaid expenses .................................................................       1,792         1,495
                                                                                         ---------     ---------
            Total current assets .....................................................     124,073       122,889

Property, plant and equipment, net ...................................................     266,095       265,536
Intangibles and deferred finance charges, net ........................................      22,972        23,363
Other assets .........................................................................      12,163        11,550
                                                                                         ---------     ---------
                                                                                         $ 425,303     $ 423,338
                                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................................   $  11,414     $  12,860
    Accrued interest .................................................................      15,672         8,585
    Accrued expenses and other current liabilities ...................................      25,532        27,409
                                                                                         ---------     ---------
            Total current liabilities ................................................      52,618        48,854

Long-term debt .......................................................................     279,566       277,462
Long-term liabilities and deferred taxes .............................................      18,431        19,553
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 12,857 and 12,796 shares issued at December 31, 2001 and September 30, 2001,
    respectively .....................................................................         129           128
Additional paid-in capital ...........................................................     102,022       101,580
Retained deficit .....................................................................     (19,357)      (16,559)
Accumulated comprehensive loss .......................................................      (5,611)       (5,103)
                                                                                         ---------     ---------
                                                                                            77,183        80,046
Treasury stock, at cost, and other, 246 and 250 shares at December 31, 2001
    and September 30, 2001, respectively .............................................      (2,495)       (2,577)
                                                                                         ---------     ---------
            Total stockholders' equity ...............................................      74,688        77,469
                                                                                         ---------     ---------
                                                                                         $ 425,303     $ 423,338
                                                                                         =========     =========

See notes to condensed consolidated financial statements.

                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended December 31, 2001 and 2000
                      (In thousands, except per share data)

                                                              2002        2001
                                                              ----        ----
Sales ...................................................   $ 55,477    $ 62,724
Cost of sales ...........................................     44,009      51,346
                                                            --------    --------
Gross profit ............................................     11,468      11,378

Operating expenses:
    Selling, general and administrative .................      6,575       8,066
    Research and development ............................      1,499       1,630
                                                            --------    --------
        Total operating expenses ........................      8,074       9,696

Operating profit ........................................      3,394       1,682

Non-operating expenses:
    Interest expense, net ...............................      6,892       5,892
                                                            --------    --------

Loss before income taxes ................................     (3,498)     (4,210)
Income tax benefit ......................................       (700)     (1,515)
                                                            --------    --------
Net loss ................................................   $ (2,798)   $ (2,695)
                                                            ========    ========

Basic and diluted loss per common share .................   $   (.22)   $   (.23)
                                                            ========    ========

Weighted average shares outstanding:
    Basic and diluted ...................................     12,616      11,898

Net loss ................................................   $ (2,798)   $ (2,695)
Exchange rate changes ...................................       (508)       (209)
                                                            --------    --------
Comprehensive loss ......................................   $ (3,306)   $ (2,904)
                                                            ========    ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 2001 and 2000
                                 (In thousands)


                                                                                        2002          2001
                                                                                        ----          ----
OPERATING ACTIVITIES:
    Net loss ......................................................................   $ (2,798)   $ (2,695)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Provision for doubtful accounts ...........................................        120          93
        Depreciation and amortization .............................................      5,240       5,834
        Deferred taxes and other credits ..........................................     (1,241)       (318)
        Stock issued for share incentive plan .....................................          -         861
        Stock issued for retirement plan ..........................................        425         167
        Changes in assets and liabilities which provided (used) cash:
            Prepaid expenses and other current assets .............................       (866)     (5,980)
            Accounts payable and accrued expenses .................................      3,780      (3,891)
            Accounts receivable and inventory .....................................        144      (1,561)
                                                                                      --------    --------
                Net cash provided by (used in) operating activities ...............      4,804      (7,490)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment ....................................     (5,701)     (4,719)
    Change in short-term receivable ...............................................     23,212           -
                                                                                      --------    --------
                Net cash provided by (used in) investing activities ...............     17,511      (4,719)

FINANCING ACTIVITIES:
    Borrowings under line of credit agreement, net ................................      2,000      11,000
    Proceeds from issuance of stock, net ..........................................        100           -
                                                                                      --------    --------
                Net cash provided by financing activities .........................      2,100      11,000


    Effect of exchange rate changes on cash .......................................         (3)          8
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents, net .........................     24,412      (1,201)
    Cash and cash equivalents, beginning ..........................................     22,176       3,265
                                                                                      --------    --------
    Cash and cash equivalents, ending .............................................   $ 46,588    $  2,064
                                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest, including capitalized interest of $811 and $424, respectively....   $    504    $ 10,312
        Income taxes ..............................................................        112          52

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended December 31, 2001 and 2000
                 (In thousands, except share and per share data)

1.   Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended December 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission.

2.   Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on December 31, 2001 and September 30, 2001:

                                       December     September
                                         2001          2001
                                         ----          ----
                  Raw materials        $  6,896     $   6,963
                  Finished goods         33,072        27,926
                                       --------     ---------
                  Total                $ 39,968     $  34,889
                                       ========     =========


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

4.   New Accounting Pronouncements

Adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." On October 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS 142,"Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to its acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001 (the date of adoption of SFAS 142).

Amortizable intangible assets consisting of deferred financing costs, customer lists and intellectual property were $9,437, $2,300 and $1,611 as of December 31, 2001. Estimated annual amortization of these intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $1,600, $1,452, $1,438, $1,438 and
$1,438, respectively.

The Company will complete its initial assessment of impairment required under SFAS 142 by the end of the second quarter of fiscal year 2002. However, management does not believe that a material adjustment, if any, will be necessary upon completion of this assessment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2001 WITH THE THREE MONTHS ENDED DECEMBER 31, 2000

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

For the purposes of this discussion and analysis, the periods ended December 31, 2001 and 2000 are referred to as the first quarters of 2002 and 2001, respectively. All dollar amounts are in thousands.

The Company's Specialty Nets and Nonwovens business was sold at the end of fiscal 2001. This business reported revenue of $5,178, gross profit of $1,279 and operating profit of $212 in the first quarter of fiscal 2001, and has been excluded from all financial analysis and comments included herein.

Results of Operations

                                              Three months ended December 31,
                                                                2000
                                                     2001   As adjusted
                                                     ----   -----------
        Sales ..................................    100.0%    100.0%
        Cost of sales ..........................     79.3      82.5
        Gross profit ...........................     20.7      17.5
        Selling, general and administrative ....     11.9      12.5
        Research and development ...............      2.7       2.5
        Operating profit .......................      6.1       2.6
        Interest expense .......................     12.4      10.2
        Net loss ...............................     (5.0)     (4.9)

Sales for the first fiscal quarter of 2002 were $55,477, compared with $57,546 in the same quarter of fiscal 2001. This 3.6 percent decline in sales is the result of the significant disruption in buying patterns in the North American OPP films market following the tragic events of September 11, resulting in a temporary inventory workdown throughout the supply chain and a slight decline in retail demand for products that use OPP films such as snacks, candy and beverages. While the Company's volume increased 3.3 percent during the quarter, this increase was substantially below the Company's expectations due to lower than normal growth in demand for OPP films in the aftermath of September 11. The volume increase was more than offset by lower average selling prices due primarily to the mix of products sold, which was heavily influenced by sales of the generally lower priced product line of QPF, L.L.C., which was acquired in June of last year. Sales and operating profit derived from sales outside the United States were 13.1 percent of sales and 25.3 percent of operating profit, respectively, for the first quarter of 2002, compared with 17.9 percent of sales and 6.4 percent of operating profit for the same period in 2001.

Operating profit outside the United States improved substantially over the same quarter in 2001 due to the effort in 2001 to reduce inventories and maximize cash generation which resulted in an increase in lower-margin sales.

Gross profit increased by $1,369 to $11,468, or 20.7 percent of sales, in the first fiscal quarter of 2002, compared with $10,099, or 17.5 percent of sales, in the same quarter of fiscal 2001, driven primarily by lower raw material costs.

Total operating expenses of $8,074 for the first quarter of fiscal 2002 decreased by $555 as compared with the first quarter of 2001, primarily as a result of the non-cash charge of $861 for shares of stock issued to non-executive employees as part of an incentive and retention program in fiscal 2001 and continued efforts to reduce operating costs in fiscal 2002, offset in part by increases in salaries and health insurance expenses. Operating profit was $3,394, or 6.1 percent of sales, compared with $1,470, or 2.5 percent of sales, in the same quarter of fiscal 2001, reflecting improvements in gross profit and a decrease in operating expenses.

Net interest expense for the first quarter of 2002 of $6,892 was $1,000 higher than interest expense in the first quarter of 2001 due to a higher average debt balance.

The income tax rate at December 31, 2001 was 20 percent compared with 36 percent at December 31, 2000, reflecting the Company's effective tax rate. In 2002, the Company is recognizing deferred tax assets utilizing the 20 percent rate, which represents the amount of deferred taxes that will be fully utilized in the year. All deferred tax assets established prior to 2002 have a valuation allowance against them, resulting in a zero balance.

Liquidity and Capital Resources

AET maintains a credit agreement with a group of lenders whereby it has an $80,000 revolving credit facility with a final maturity of January 29, 2003. The bank credit facility is secured by all of the Company's assets. It includes covenants which limit borrowings based on certain asset levels, requires a minimum tangible net worth and specified interest coverage and leverage ratios, restricts payment of cash dividends to stockholders and establishes maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At December 31, 2001, AET had $2,000 outstanding on this credit facility, which was repaid in January 2002. AET also has $6,500 of revenue bonds outstanding which are due November 4, 2004 and which are partially secured by a letter of credit issued under the bank credit facility.

On June 19, 2001, the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The net proceeds, after deducting fees and expenses, from the sale of the Senior Notes, were approximately $261,100. Of those proceeds, $155,200 was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002, $9,000 was used to fund the portion of the purchase price of the acquisition of the assets of QPF, $74,100 was used to repay existing indebtedness and interest due under the revolving credit facility, and the remainder is being held for general corporate purposes and to fund future growth opportunities.

Operating activities in the first quarter of 2002 provided $4,804 of cash, which was the result of net income before depreciation and amortization and other non-cash expenditures of $1,746, combined with an increase in working capital of $3,058. The net working capital increase was primarily the result of increases in current liabilities of $3,780, inventory of $5,079, prepaid expenses of $866 and a decrease in accounts receivable of $5,223. The increase in inventory is customary at this time of year, as the Company stocks in advance of its typically busy second and third quarters. Accounts payable increased primarily due to the timing of the payment of the Company's semi-annual interest on its Senior Notes. In addition, during the quarter, payments against restructuring reserves reduced such accounts by $225 to a balance of $8,662 at December 31, 2001. The Company spent approximately $5,701 of capital expenditures during the quarter and estimates that it will spend an additional $15,000 on capital expenditures during the remainder of 2002, which will be financed from available cash or borrowings under the revolving credit facility. The Company also collected proceeds of $23,212 during the quarter related to the divestiture of its Specialty Nets and Nonwovens business which was sold in the fourth quarter of fiscal 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term and Long-term Debt

AET is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The Company maintains a revolving credit facility which bears interest at LIBOR plus
2.75 percent or Prime plus 1.25 percent. Average borrowings under this facility were approximately $65 for the quarter ended December 31, 2001. Had market rates increased 10 percent from the average rate used for each of these periods, net earnings would have not been materially impacted. At December 31, 2001, the Company had no outstanding short-term debt and long-term debt outstanding of $279,566, all of which was at a fixed interest rate.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and from time to time in the Company's other reports filed with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
10.1* Waiver and Amendment No. 3 to the Credit Agreement dated as of December 10, 2001.
10.2* Amendment No. 2 to Asset Purchase Agreement by and among the Registrant, QPF, LLC and Hood Companies, Inc., dated December 20,
         2001.

--------------
(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2001.
*    Filed herewith.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B.   Reports on Form 8-K

Current Report on Form 8-K regarding the sale of the Company's Specialty Nets and Nonwovens business, filed on October 10, 2001, as amended on October 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPLIED EXTRUSION TECHNOLOGIES, INC.
                                            (Registrant)


                                By: /s/Anthony J. Allott
                                    ---------------------------------
                                    Anthony J. Allott
                                    Senior Vice President and
                                    Chief Financial Officer
                                    February 8, 2002