Form 10-Q
period 2002-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2002-05-15
CIK 874389

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2002

                                   ----------

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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of May 10, 2002 was 12,963,209.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 March 31,   September 30,
                                                                                   2002           2001
                                                                                 ---------   -------------
ASSETS
Current assets:
    Cash and cash equivalents ................................................    $ 29,548     $ 22,176
    Short-term receivable ....................................................          --       23,212
    Accounts receivable, net of allowance for doubtful accounts of $1,479
        at March 31, 2002 and $1,801 at September 30, 2001, respectively .....      41,189       40,762
    Inventory ................................................................      37,295       34,889
    Prepaid expenses .........................................................       2,873        1,495
                                                                                  --------     --------
        Total current assets .................................................     110,905      122,534

Property, plant and equipment, net ...........................................     275,197      265,536
Intangibles and deferred finance charges, net ................................      22,572       23,363
Other assets .................................................................      13,109       11,905
                                                                                  --------     --------
                                                                                  $421,783     $423,338
                                                                                  ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................    $ 14,450     $ 12,860
    Accrued expenses and other current liabilities ...........................      23,443       27,409
    Accrued interest .........................................................       7,630        8,585
                                                                                  --------     --------
        Total current liabilities ............................................      45,523       48,854

Long-term debt ...............................................................     277,669      277,462
Long-term liabilities and deferred taxes .....................................      25,368       19,553
Commitments and contingencies ................................................

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300
    are designated Junior Preferred Stock; no stock outstanding ..............          --           --
Common stock, $.01 par value; 30,000 shares authorized; 12,963 and
    12,796 shares issued at March 31, 2002 and September 30, 2001,
    respectively .............................................................         130          128
Additional paid-in capital ...................................................     102,576      101,580
Accumulated deficit ..........................................................     (20,842)     (16,559)
Accumulated other comprehensive loss .........................................      (6,188)      (5,103)
                                                                                  --------     --------
                                                                                    75,676       80,046
Treasury stock, at cost, 240 and 250 shares at March 31, 2002
    and September 30, 2001, respectively, and other ..........................      (2,453)      (2,577)
                                                                                  --------     --------
        Total stockholders' equity ...........................................      73,223       77,469
                                                                                  --------     --------
                                                                                  $421,783     $423,338
                                                                                  ========     ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                      (In thousands, except per share data)

                                                            2002       2001
                                                           -------   -------
Sales ..................................................   $63,563   $72,989
Cost of sales ..........................................    49,757    57,892
                                                           -------   -------
Gross profit ...........................................    13,806    15,097

Operating expenses:
    Selling, general and administrative ................     6,905     7,012
    Research and development ...........................     1,667     1,631
                                                           -------   -------
        Total operating expenses .......................     8,572     8,643
                                                           -------   -------
Operating profit .......................................     5,234     6,454

Non-operating expenses:
    Interest expense, net ..............................     7,090     5,465
                                                           -------   -------
Income (loss) before income taxes ......................    (1,856)      989
Income tax expense (benefit) ...........................      (371)      356
                                                           -------   -------
Net income (loss) ......................................   $(1,485)  $   633
                                                           =======   =======

Basic and diluted earnings (loss) per common share .....   $ (0.12)  $  0.05
                                                           =======   =======

Weighted average shares outstanding:
    Basic ..............................................    12,705    12,591
    Diluted ............................................    12,705    12,679

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                                 (In thousands)

Net income (loss) ......................................   $(1,485)  $   633
Cumulative translation adjustments .....................      (577)   (1,200)
                                                           -------   -------
Comprehensive loss .....................................   $(2,062)  $  (567)
                                                           =======   =======

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six Months Ended March 31, 2002 and 2001
                      (In thousands, except per share data)

                                                             2002        2001
                                                           ---------   --------
Sales ..................................................    $119,040   $135,713
Cost of sales ..........................................      93,766    109,238
                                                           ---------   --------
Gross profit ...........................................      25,274     26,475

Operating expenses:
   Selling, general and administrative .................      13,480     14,217
   Research and development ............................       3,166      3,261
   Share incentive plan ................................          --        861
                                                           ---------   --------
      Total operating expenses .........................      16,646     18,339
                                                           ---------   --------

Operating profit .......................................       8,628      8,136

Non-operating expenses:
   Interest expense, net ...............................      13,982     11,357
                                                           ---------   --------

Loss before income taxes ...............................      (5,354)    (3,221)
Income tax benefit .....................................      (1,071)    (1,159)
                                                           ---------   --------
Net loss ...............................................   $  (4,283)  $ (2,062)
                                                           =========   ========

Basic and diluted loss per common share: ...............   $   (0.34)  $  (0.17)
                                                           =========   ========

Weighted average shares outstanding:
   Basic and diluted: ..................................      12,660     12,241

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    Six Months Ended March 31, 2002 and 2001
                                 (In thousands)

Net loss ...............................................   $  (4,283)  $ (2,062)
Cumulative translation adjustments .....................      (1,085)    (1,192)
                                                           ---------   --------
Comprehensive loss .....................................   $  (5,368)  $ (3,254)
                                                           =========   ========

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended March 31, 2002 and 2001
                                 (In thousands)

                                                                                          2002       2001
                                                                                        --------   --------
OPERATING ACTIVITIES:
   Net loss .........................................................................   $ (4,283)  $ (2,062)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
      Provision for doubtful accounts ...............................................        300        203
      Depreciation and amortization .................................................     10,464     11,678
      Deferred taxes and other credits ..............................................    (10,610)    (4,944)
      Stock issued for retirement plan ..............................................        425        167
      Stock issued for share incentive plan .........................................         --        861
      Changes in assets and liabilities which used cash:
         Accounts receivable and inventory ..........................................     (3,203)    (1,823)
         Prepaid expenses and other current assets ..................................     (1,359)    (2,370)
         Accounts payable and accrued expenses ......................................     (6,064)      (627)
                                                                                        --------   --------
            Net cash provided by (used in) operating activities .....................    (14,330)     1,083

INVESTING ACTIVITIES:
   Additions to property, plant and equipment .......................................    (20,427)   (10,340)
   Proceeds from short-term receivable ..............................................     23,212         --
   Proceeds from sale/leaseback transaction .........................................     18,225         --
                                                                                        --------   --------
            Net cash provided by (used in) investing activities .....................     21,010    (10,340)

FINANCING ACTIVITIES:
   Borrowings under line of credit agreement, net ...................................         --      8,000
   Proceeds from issuance of stock, net .............................................        696        189
                                                                                        --------   --------
            Net cash provided by financing activities ...............................        696      8,189

   Effect of exchange rate changes on cash ..........................................         (4)       (58)
                                                                                        --------   --------
   Increase (decrease) in cash and cash equivalents, net ............................      7,372     (1,126)
   Cash and cash equivalents, beginning .............................................     22,176      3,265
                                                                                        --------   --------
   Cash and cash equivalents, ending ................................................   $ 29,548   $  2,139
                                                                                        ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest, including capitalized interest of $1,674 and $1,189, respectively ...   $ 16,271   $ 12,607
      Income taxes ..................................................................        159         95

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 2002 and 2001
                 (In thousands, except share and per share data)

1.   Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission.

2.   Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on March 31, 2002 and September 30, 2001:

                 March 2002   September 2001
                 ----------   --------------
Raw materials      $ 7,515       $ 6,963
Finished goods      29,780        27,926
                   -------       -------
Total              $37,295       $34,889
                   =======       =======

3.   Sale-leaseback Transaction

In March 2002, the Company repurchased manufacturing assets for approximately $17,156 under an existing sale-leaseback and entered into a new lease for a portion of this equipment. The net impact of these transactions after expenses was cash neutral. The new sale-leaseback generated a gain of $8,267, which the Company is required to recognize on a straight-line basis over the noncancelable portion of the lease term, three years, as a partial offset to rent expense.

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

5.   New Accounting Pronouncements

On October 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET's acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001 (the date of adoption of SFAS No. 142). The carrying value of goodwill at March 31, 2002 and October 1, 2001 was $11,344.

Amortizable intangible assets consisting of deferred financing costs, customer lists and intellectual property were $8,948, $2,300 and $1,611 as of March 31, 2002. Estimated annual amortization of these intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $1,600, $1,452, $1,438, $1,438 and $1,438,
respectively.

The Company has completed its transitional impairment test of goodwill required by SFAS No. 142 and no impairment was indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2002 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2001

Introduction

The Company is a leading developer and manufacturer of highly specialized oriented polypropylene ("OPP") films in North America used in consumer product labeling, flexible packaging and overwrap applications. End users of AET's films are consumer products companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity or moisture barriers to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the three-month periods ended March 31, 2002 and 2001 are referred to as the second quarters of 2002 and 2001, respectively. All dollar amounts, except per share data, are in thousands.

The Company's Specialty Nets and Nonwovens business was sold at the end of fiscal 2001. This business reported revenue of $5,413, gross profit of $1,452 and operating profit of $390 in the second quarter of fiscal 2001 and revenue of $10,591, gross profit of $2,731, and operating profit of $821 for the six months ended March 31, 2001, all of which has been excluded from the financial analysis and comments included in the following discussion.

Results of Operations

                                               Three months            Six months
                                              ended March 31,        ended March 31,
                                                       2001                   2001
                                                       ----                   ----
                                             2002   As adjusted    2002    As adjusted
                                            -----   -----------   ------   -----------
Sales ...................................   100.0%     100.0%     100.0%      100.0%
Cost of sales ...........................    78.3       79.8       78.8        81.0
Gross profit ............................    21.7       20.2       21.2        19.0
Selling, general and administrative .....    10.9        9.4       11.3        10.1
Research and development ................     2.6        2.2        2.7         2.3
Operating profit ........................     8.2        8.6        7.2         5.8
Interest expense, net ...................    11.2        8.1       11.4         9.1
Net income (loss) .......................    (2.3)        .4       (3.6)       (2.1)

Sales for the second quarter of fiscal 2002 were $63,563, a decrease of $4,013 or 5.9 percent over the same quarter in fiscal 2001. This decline, which is primarily due to a decrease in sales volume, reflects the disruption in buying patterns throughout the supply chain in the aftermath of the September 11 terrorist attacks and the related inventory reductions in the North American OPP films market. While sales volume in the second quarter was lower than the Company's expectations, volume did increase 7.7 million pounds, or 14.4 percent, over the immediately preceding quarter, reflecting normal seasonal increases as well as initial signs of a recovery in demand for OPP films. Sales outside the United States were 13.4 percent and 16.3 percent of sales for the six months ended March 31, 2002 and 2001, respectively, and generated operating profit, with costs allocated to foreign sales on an incremental basis, of 7.5 percent and operating loss of 11.4 percent in those same periods. Operating profit from sales outside the United States improved substantially over the same period in 2001 due to the effort to reduce inventories and maximize cash, which resulted in an increase in lower-margin sales in 2001.

Gross profit for the second quarter of fiscal 2002 was $13,806 or 21.7 percent of sales, compared with $13,645 or 20.2 percent of sales, in the second quarter of fiscal 2001. The increase in quarter over quarter gross profit was due to lower manufacturing costs and a slight improvement in the mix of products being sold. Total operating expenses of $8,572 for the second fiscal quarter of 2002 decreased slightly as compared to $8,643 in the same quarter of fiscal 2001. Interest costs have increased by $1,625 quarter over quarter primarily as a result of increased levels of long-term debt due to the Company's issuance of Senior Notes in July 2001 described in Liquidity and Capital Resources below. Net loss was $1,485 or $.12 per share, compared with net income of $243 or $.02 per share, in the second fiscal quarter of 2001.

Sales for the first six months of fiscal 2002 were $119,040 compared with $125,122 in the same period of the prior year. This decline of $6,082 or 4.9 percent, resulted from the weak demand for OPP films discussed above. Gross profit was $25,274 or 21.2 percent of sales, in the first half of fiscal 2002, versus $23,744 or 19.0 percent of sales, in the same period of fiscal 2001 due primarily to lower manufacturing costs.

For the six months ended March 31, 2002, operating expenses decreased $832 to $16,646 compared with $16,429 for the six months ended March 31, 2001, due to non-cash expenses associated with the share incentive plan for non-executive employees in fiscal 2001 that were not incurred in fiscal 2002, offset by increases in wages and health insurance expenses.

Interest expense for the six months ended March 31, 2002 increased by $2,625 over the same period of fiscal 2001 primarily due to increased levels of long-term debt arising from the Company's issuance of Senior Notes in July 2001 (described in Liquidity and Capital Resources below).

Income tax as a percent of income before income taxes was 20 and 36 percent for the three and six months ended March 31, 2002 and March 31, 2001. In 2002, the Company is recognizing deferred tax assets utilizing the 20 percent rate, which represents the amount of deferred taxes that will be fully utilized in the year. All deferred tax assets established prior to 2002 have a valuation allowance against them, resulting in a zero balance.

Liquidity and Capital Resources

AET maintains a credit agreement with a group of lenders whereby it has an $80,000 revolving credit facility with a final maturity of January 29, 2003. The Company intends to refinance the credit facility prior to its maturity. The bank credit facility is secured by all of the Company's assets. It includes covenants which limit borrowings based on certain asset levels, requires a minimum tangible net worth and specified interest coverage and leverage ratios, restricts payment of cash dividends to stockholders and establishes maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At March 31, 2002, AET had no amounts outstanding on this credit facility aside from $6,231 in letters of credit. AET also has $6,500 of revenue bonds outstanding which are due November 4, 2004 and which are partially secured by a letter of credit issued under the bank credit facility.

On June 19, 2001, the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The net proceeds, after deducting fees and expenses, from the sale of the Senior Notes, were approximately $261,100. Of those proceeds, $155,200 was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002, $9,000 was used to fund the portion of the purchase price of the acquisition of the assets of QPF, L.L.C., $74,100 was used to repay existing indebtedness and interest due under the revolving credit facility, and the remainder is being held for general corporate purposes and to fund future growth opportunities.

Operating activities for the six months ended March 31, 2002 used $14,330 of cash, which was the result of net loss before depreciation and amortization and other non-cash expenditures of $3,704, offset by an increase in working capital of $10,626. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $6,064 and increases in inventory, prepaid expenses and other current assets, and accounts receivable of $2,406, $1,359 and $797, respectively. Inventory increased due to the decline in sales volume caused by weak demand for OPP films as previously mentioned. Accounts payable and accrued expenses decreased primarily due to payment of the Company's semi-annual interest on its Senior Notes. During the quarter, payments against restructuring reserves reduced such accounts by $225 to a balance of $8,347 at March 31, 2002. Capital expenditures of $20,427 include $7,198 related to the repurchase of certain manufacturing assets under an existing sale-leaseback as described in Note 3 to the financial statements.

Inflation

Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. There can be no assurance, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing. In particular, the unrest in the Middle East is causing the cost of AET's primary raw material, polypropylene resin, to increase. In response, the Company initiated a price increase effective the beginning of May 2002. To the extent the Company is unable to pass raw material cost increases on to its customers through price increases, operating margins could decrease.

Seasonal Nature of Certain OPP Markets

Certain of the end-use markets for the Company's OPP films are seasonal. For example, demand in the snack food and soft drink markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in those periods, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other matters discussed in this report

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term and Long-term Debt

AET is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The Company maintains a revolving credit facility which bears interest at LIBOR plus
2.75 percent or Prime plus 1.25 percent. The Company intends to refinance this facility prior to its maturity on January 29, 2003. At March 31, 2002, AET had no amounts outstanding on this credit facility aside from $6,231 in letters of credit. At March 31, 2002, the Company had no outstanding short-term debt and long-term debt outstanding of $277,669, all of which was at a fixed interest rate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 30, 2002 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 10,704,722 shares of common stock were represented at the meeting by proxy.

At the Annual Meeting, Messrs. Amin J. Khoury and Mark M. Harmeling were elected as Class I Directors of the Company for a term of three years expiring at the Company's 2005 Annual Meeting. In the case of Mr. Khoury, 10,271,592 shares were voted in favor of his election and 433,130 votes were withheld; and in the case of Mr. Harmeling, 10,567,738 shares were voted in favor of his election and 136,984 votes were withheld. The following directors' terms continued after the Annual Meeting: Messrs. Thomas E. Williams, Richard G. Hamermesh, Joseph J. O'Donnell and Nader A. Golestaneh.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

99(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
10.1* Employment Agreement dated as of April 1, 2002 between the Registrant and David N. Terhune.
10.2* Employment Agreement dated as of April 1, 2002 between the Registrant and Thomas E. Williams.
10.3* Employment Agreement dated as of April 1, 2002 between the Registrant and Amin J. Khoury.
10.4* Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002.
10.5*     Amendment No. 4 to the Credit Agreement dated as of March 30, 2002.
10.6* Master Lease Agreement dated as of March 27, 2002 by and between the Registrant and General Electric Capital Corporation.

----------
(a) Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2001.
*    Filed herewith.

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

                                     APPLIED EXTRUSION TECHNOLOGIES, INC.
                                               (Registrant)


                                     By: /s/ Joan M. Stone
                                         ---------------------------------------
                                         Joan M. Stone
                                         Vice President and Treasurer
                                         May 15, 2002