Form 10-Q
period 2002-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2002-08-14
CIK 874389

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

                       For the Quarter Ended June 30, 2002

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

The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 9, 2002 was 12,865,408.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               June 30,   September 30,
                                                                                 2002         2001
                                                                               --------   -------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $ 30,220     $ 22,176
   Short-term receivable ...................................................         --       23,212
   Accounts receivable, net of allowance for doubtful accounts of $1,720
      at June 30, 2002 and $1,801 at September 30, 2001, respectively ......     42,549       41,117
   Inventory ...............................................................     35,468       34,889
   Prepaid expenses and other assets .......................................      2,497        1,495
                                                                               --------     --------
         Total current assets ..............................................    110,734      122,889
Property, plant and equipment, net .........................................    279,121      265,536
Intangibles and deferred finance charges, net ..............................     22,172       23,363
Other assets ...............................................................     15,314       11,550
                                                                               --------     --------
                                                                               $427,341     $423,338
                                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $  9,351     $ 12,860
   Accrued expenses and other current liabilities ..........................     22,843       27,552
   Accrued interest ........................................................     15,049        8,585
                                                                               --------     --------
         Total current liabilities .........................................     47,243       48,997
Long-term debt .............................................................    277,773      277,462
Long-term liabilities and deferred taxes ...................................     24,931       19,410
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300
   are designated Junior Preferred Stock; no stock outstanding .............         --           --
Common stock, $.01 par value; 30,000 shares authorized; 13,037 and
   12,796 shares issued at June 30, 2002 and September 30, 2001,
   respectively ............................................................        130          128
Additional paid-in capital .................................................    102,943      101,580
Accumulated deficit ........................................................    (20,402)     (16,559)
Accumulated other comprehensive loss .......................................     (2,805)      (5,103)
                                                                               --------     --------
                                                                                 79,866       80,046
Treasury stock, at cost, 244 and 250 shares at June 30, 2002
   and September 30, 2001, respectively, and other .........................     (2,472)      (2,577)
                                                                               --------     --------
         Total stockholders' equity ........................................     77,394       77,469
                                                                               --------     --------
                                                                               $427,341     $423,338
                                                                               ========     ========

           See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2002 and 2001
                      (In thousands, except per share data)

                                                                             2002      2001
                                                                           -------   -------
Sales ..................................................................   $68,282   $72,414
Cost of sales ..........................................................    51,505    55,108
                                                                           -------   -------
Gross profit ...........................................................    16,777    17,306

Operating expenses:
   Selling, general and administrative .................................     7,510     6,925
   Research and development ............................................     1,688     1,497
   QPF acquisition costs ...............................................        --     2,548
                                                                           -------   -------
      Total operating expenses .........................................     9,198    10,970
                                                                           -------   -------

Operating profit .......................................................     7,579     6,336

Non-operating expenses:
   Interest expense, net ...............................................     7,028     6,315
                                                                           -------   -------

Income before income taxes .............................................       551        21
Income tax expense .....................................................       110         7
                                                                           -------   -------

Income before extraordinary item .......................................       441        14
                                                                           -------   -------

Extraordinary loss on early extinguishment of debt, net of taxes of
   $1,112 ..............................................................        --    (1,977)

Net income (loss) ......................................................   $   441   $(1,963)
                                                                           =======   =======

Basic and diluted earnings per common share before extraordinary item ..   $   .03   $   .00
                                                                           =======   =======

Basic and diluted earnings (loss) per common share .....................   $   .03   $  (.16)
                                                                           =======   =======

Weighted average shares outstanding:
   Basic ...............................................................    12,806    12,597
   Diluted .............................................................    12,952    12,597

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    Three Months Ended June 30, 2002 and 2001
                                 (In thousands)

Net income (loss)..........................................   $  441   $(1,963)
Cumulative translation adjustments.........................    3,383       805
                                                              ------   -------
Comprehensive income (loss)................................   $3,824   $(1,158)
                                                              ======   =======

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Nine Months Ended June 30, 2001 and 2000
                      (In thousands, except per share data)

                                                                            2002       2001
                                                                          --------   --------
Sales .................................................................   $187,322   $208,127
Cost of sales .........................................................    145,271    164,346
                                                                          --------   --------
Gross profit ..........................................................     42,051     43,781
Operating expenses:
   Selling, general and administrative ................................     20,990     22,003
   Research and development ...........................................      4,854      4,758
   QPF acquisition costs ..............................................         --      2,548
                                                                          --------   --------
      Total operating expenses ........................................     25,844     29,309
Operating profit ......................................................     16,207     14,472
Non-operating expenses:
   Interest expense, net ..............................................     21,010     17,672
                                                                          --------   --------
Loss before income taxes ..............................................     (4,803)    (3,200)
Income tax benefit ....................................................       (961)    (1,152)
                                                                          --------   --------
Loss before extraordinary item ........................................     (3,842)    (2,048)
                                                                          --------   --------
Extraordinary loss on early extinguishment of debt, net of taxes of
   $1,112 .............................................................         --     (1,977)
Net loss ..............................................................   $ (3,842)  $ (4,025)
                                                                          ========   ========
Basic and diluted loss per common share before extraordinary item .....   $   (.30)  $   (.17)
Basic and diluted loss per common share ...............................   $   (.30)  $   (.33)
Weighted average common shares outstanding:
   Basic ..............................................................     12,709     12,360
   Diluted ............................................................     12,709     12,360

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF COMPREHENSIVE OPERATIONS
                    Nine Months Ended June 30, 2001 and 2000
                                 (In thousands)

Net loss ...............................................   $(3,842)  $(4,025)
Cumulative Translation Adjustments ....................     2,298      (387)
                                                           -------   -------
Comprehensive loss .....................................   $(1,544)  $(4,412)
                                                           =======   =======
See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2002 and 2001
                      (In thousands, except per share data)

                                                                                        2002       2001
                                                                                       -------   ---------
OPERATING ACTIVITIES:
   Net loss ........................................................................   $(3,842)  $  (4,025)
   Adjustments to reconcile net loss to net cash used in operating activities net of acquisition of QPF:
      Provision for doubtful accounts ..............................................        81         273
      Depreciation and amortization ................................................    16,285      17,010
      Amortization of sale/leaseback transaction gains .............................    (7,210)     (7,140)
      Deferred taxes and other credits .............................................     2,950       1,002
      Stock issued for retirement plans ............................................       425          --
      Stock issued for share incentive plan ........................................        --         861
      Write-off of deferred debt issuance costs included in extraordinary loss
         on early extinguishment of debt ...........................................        --       1,651
      Changes in assets and liabilities which provided (used) cash:
         Prepaid expenses and other current assets .................................    (4,018)     (6,026)
         Accounts payable and accrued expenses .....................................    (1,702)     (9,006)
         Accounts receivable and inventory .........................................    (2,104)      3,035
                                                                                       -------   ---------
            Net cash provided by (used in) operating activities ....................       867      (2,365)
INVESTING ACTIVITIES:
   Additions to property, plant and equipment ......................................   (35,317)    (16,146)
   Acquisition of QPF assets .......................................................        --     (15,000)
   Collection of short-term receivable .............................................    23,212          --
   Proceeds from sale/leaseback transaction ........................................    18,225          --
                                                                                       -------   ---------
            Net cash provided by (used in) investing activities ....................     6,120     (31,146)
FINANCING ACTIVITIES:
   Proceeds from issuance of bonds, net of discount ................................        --     270,859
   Redemption of $150,000 senior notes .............................................        --    (150,000)
   Repayments under line of credit agreement, net ..................................        --     (53,000)
   Debt issuance costs .............................................................        --      (9,786)
   Proceeds from issuance of stock, net ............................................     1,045          24
                                                                                       -------   ---------
            Net cash provided by financing activities ..............................     1,045      58,097
Effect of exchange rate changes on cash ............................................        13          12
   Increase in cash and cash equivalents, net ......................................     8,044      24,598
   Cash and cash equivalents, beginning ............................................    22,176       3,265
                                                                                       -------   ---------
   Cash and cash equivalents, ending ...............................................   $30,220   $  27,863
                                                                                       =======   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest, including capitalized interest of $2,579 and $1,932, respectively ..   $16,459   $  28,883
      Income taxes .................................................................       338         170

See notes to condensed consolidated financial statements.

                      APPLIED EXTRUSION TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Three Months Ended June 30, 2002 and 2001
                 (In thousands, except share and per share data)

1.   Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the "Company" or "AET") for the periods indicated. Results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission.

2.   Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on June 30, 2002 and September 30, 2001:

                 June 2002   September 2001
                 ---------   --------------
Raw materials     $ 7,754        $ 6,963
Finished goods     27,714         27,926
                  -------        -------
Total             $35,468        $34,889
                  =======        =======

3.   Sale-leaseback Transaction

In March 2002, the Company repurchased manufacturing assets for approximately $17,156 under an existing sale-leaseback agreement and entered into a new lease for a portion of this equipment. The net impact of these transactions after expenses was cash neutral. The new sale-leaseback agreement generated a gain of $8,267, which the Company is required to recognize on a straight-line basis over the non-cancelable portion of the three-year lease term as a partial offset to rent expense.

4.   Share Incentive Plan

In the first quarter of fiscal 2001, the Company recorded a one-time, non-cash charge of $861 for shares issued to non-executive employees as part of an incentive and retention program. Under this program, the Company issued approximately 600,000 shares of stock to its top 125 non-executive managers in exchange for 1,200,000 of their vested and unvested stock options. These new shares vest over two years and were granted in lieu of annual incentive bonuses for these managers for fiscal 2000 and 2001.

5.   New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

On October 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET's acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001 (the date of adoption of SFAS No. 142). The carrying value of goodwill at June 30, 2002 and October 1, 2001 was $11,344.

Amortizable intangible assets consisting of deferred financing costs, customer lists and intellectual property were $8,703, $2,300 and $1,611 as of June 30, 2002. Estimated annual amortization of these intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $1,600, $1,452, $1,438, $1,438 and $1,438,
respectively.

The Company has completed its transitional impairment test of goodwill required by SFAS No. 142 and no impairment was indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2002 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2001

Introduction

The Company is a leading North American developer and manufacturer of highly specialized oriented polypropylene ("OPP") films used in consumer product labeling, flexible packaging and overwrap applications. End-users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity or moisture barriers to preserve freshness. The Company sells a majority of its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the three-month periods ended June 30, 2002 and 2001 are referred to as the third fiscal quarters of 2002 and 2001, respectively. All dollar amounts, except per share data, are in thousands.

The Company's nets and nonwovens business was sold at the end of fiscal 2001. This business reported revenue of $5,181, gross profit of $1,394 and operating profit of $604 in the third fiscal quarter of 2001 and revenue of $15,772, gross profit of $4,125, and operating profit of $1,425 for the nine months ended June 30, 2001, all of which has been excluded from the financial analysis and comments included in the following discussion in order to present the results on a comparable basis.

Results of Operations

                                              Three months          Nine months
                                              ended June 30,       ended June 30,
                                           -------------------   -------------------
                                                      2001                   2001
                                            2002   As adjusted    2002   As adjusted
                                           -----   -----------   -----   -----------
Sales ..................................   100.0%     100.0%     100.0%     100.0%
Cost of sales ..........................    75.4       76.1       77.6       79.0
Gross profit ...........................    24.6       23.9       22.4       21.0
Selling, general and administrative ....    11.0        9.6       11.2       10.2
Research and development ...............     2.5        2.1        2.6        2.3
Operating profit .......................    11.1       12.3        8.7        8.6
Interest expense, net ..................    10.3        8.7       11.2        8.5
Net income (loss) ......................     0.6        2.3       (2.1)      (0.2)

Sales for the third fiscal quarter of 2002 increased by $1,049 to $68,282 compared with the same quarter of fiscal 2001, due primarily to an 8.3 percent increase in sales volume partially offset by lower average selling prices. While sales volume in the third fiscal quarter was lower than the Company's expectations, volume did increase 7.1 percent over the immediately preceding quarter, reflecting normal seasonal increases as well as initial signs of a recovery in demand for OPP films.

Gross profit for the third fiscal quarter of 2002 was $16,777 or 24.6 percent of sales, compared with $15,912 or 23.7 percent of sales, in the third fiscal quarter of 2001. The increase in quarter over quarter gross profit was due primarily to the increase in sales volume discussed above. Total operating expenses of $9,198 for the third fiscal quarter of 2002 decreased by $982 compared with the third fiscal quarter of 2001, primarily due to the one-time incurrence of $2,548 of costs related to the acquisition of certain assets of QPF, L.L.C. in the third fiscal quarter of 2001. Excluding these costs, operating expenses increased by $1,566 primarily as a result of increases in research and development and marketing expenses related to the development of a number of new highly differentiated products. Net income was $441 or $.03 per share, compared with net loss of $2,349 or $.19 per share, in the third fiscal quarter of 2001.

As announced in a press release on July 29, 2002, the Company plans to execute selective shutdowns of its production lines during the fourth quarter to reduce inventories, which will result in a charge to cost of sales of approximately $4,000,000.

Sales for the first nine months of fiscal 2002 were $187,322 compared with $192,355 in the same period of the prior year. This decline of $5,033, or 2.6 percent, resulted from lower average selling prices partially offset by a 2.2 percent increase in sales volume. Lower average selling prices reflect depressed industry-wide capacity utilization levels following post-September 11 inventory reductions and demand growth below historical levels. Sales outside the United States were 13.4 percent and 17.7 percent of sales for the nine months ended June 30, 2002 and 2001, respectively, and generated operating profit, with costs allocated to foreign sales on an incremental basis, of 13.4 percent and operating loss of 10.4 percent in those same periods. Operating profit from sales outside the United States improved substantially over the same period in 2001 due to the effort in 2001 to reduce inventories and maximize cash, which resulted in an increase in lower-margin sales in 2001. Gross profit was $42,051or 22.4 percent of sales, in the first nine months of fiscal 2002, versus $39,656, or 20.6 percent of sales, in the same period of fiscal 2001 due primarily to an improved mix of products sold.

For the nine months ended June 30, 2002, operating expenses increased $1,783 to $25,844 compared with $24,061 for the nine months ended June 30, 2001, due primarily to increases in research and development and marketing expenses related to the development of a number of new highly differentiated products, as well as increases in wages and health insurance expenses.

Interest expense for the nine months ended June 30, 2002 increased by $3,338 over the same period of fiscal 2001 due to increased levels of long-term debt arising from the Company's issuance of Senior Notes in July 2001 (described in Liquidity and Capital Resources below).

Income tax as a percent of income before income taxes was 20 and 36 percent, respectively, for the three and nine months ended June 30, 2002 and June 30, 2001. In 2002, the Company is recognizing deferred tax assets utilizing the 20 percent rate. All deferred tax assets established prior to 2002 have a valuation allowance against them, resulting in a zero balance.

Liquidity and Capital Resources

AET maintains an $80,000 revolving credit agreement with a group of lenders which has a final maturity of January 29, 2003. The Company intends to refinance the credit facility prior to its maturity. The bank credit facility is secured by all of the Company's assets. It includes covenants which limit borrowings based on certain asset levels, requires a minimum tangible net worth and specified interest coverage and leverage ratios, restricts payment of cash dividends to stockholders and establishes maximum capital expenditure levels. It also contains other covenants customary in transactions of this type. At June 30, 2002, AET had no amounts outstanding on this credit facility aside from $6,231 in letters of credit. AET also has $6,500 of revenue bonds outstanding which are due November 4, 2004 and which are partially secured by a letter of credit issued under the bank credit facility.

On June 19, 2001, the Company issued $275,000 of 10-3/4 percent Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The net proceeds, after deducting fees and expenses, from the sale of the Senior Notes, were approximately $261,100. Of those proceeds, $155,200 was used to fund the redemption of and interest on the 11-1/2 percent senior notes due 2002, $9,000 was used to fund the portion of the purchase price of the acquisition of the assets of QPF, L.L.C., and $74,100 was used to repay indebtedness and interest due under the revolving credit facility. The remainder is being held for general corporate purposes.

Operating activities for the nine months ended June 30, 2002 generated $867 of cash, which was the result of net loss before depreciation and amortization and other non-cash expenditures of $8,689, offset by an increase in working capital of $7,824. The net working capital increase was primarily the result of decreases in accounts payable and accrued expenses of $1,702 and increases in inventory, prepaid expenses and other current assets, and accounts receivable of $580, $4,018 and $1,524, respectively. Inventory increased due to the decline in sales volume caused by weak demand for OPP films as previously mentioned. Accounts payable and accrued expenses decreased primarily due to the timing of accounts payable payments. During the quarter, payments against restructuring reserves reduced such accounts by $225 to a balance of $8,212 at June 30, 2002. Capital expenditures of $35,317 include $17,156 related to the repurchase of certain manufacturing assets under a sale-leaseback agreement as described in
Note 3 to the financial statements.

Inflation

Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the cost of materials, labor and inflation. The costs of raw materials make up a significant portion of AET's costs and have historically fluctuated. In particular, the unrest in the Middle East is causing the cost of AET's primary raw material, polypropylene resin, to increase. In response, the Company initiated one price increase effective in May 2002 and a second price increase effective in August 2002. There can be no assurance, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing. To the extent the Company is unable to pass raw material cost increases on to its customers through price increases, operating margins could decrease.

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

Short-term and Long-term Debt

AET is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The Company maintains a revolving credit facility which bears interest at LIBOR plus
2.75 percent or Prime plus 1.25 percent. The Company intends to refinance this facility prior to its maturity on January 29, 2003. At June 30, 2002, AET had no amounts outstanding on this credit facility aside from $6,231 in letters of credit. At June 30, 2002, the Company had no outstanding short-term debt and long-term debt outstanding of $277,773, all of which was at a fixed interest rate.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those related to the timely development and acceptance of new products, fluctuations in raw materials and other production costs, the loss of one or more significant customers, the impact of competitive products and pricing, the timely completion of capital projects, the success of the Company's efforts to expand into new markets and other risks detailed in Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

ITEM 2. Not applicable

ITEM 3. Not applicable

ITEM 4. Not applicable

ITEM 5. Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

10.1*     Amendment No. 5 to the Credit Agreement dated as of June 30, 2002.
10.2* Amended and restated Employment Agreement dated as of August 1, 2002 between the Registrant and Amin J. Khoury.
10.3* Amended and restated Employment Agreement dated as of August 1, 2002 between the Registrant and Thomas E. Williams.
10.4* Amended and restated Employment Agreement dated as of August 1, 2002 between the Registrant and David N. Terhune.
10.5* Amended and restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002, as amended as of August 1, 2002.
99.1(a) Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
99.2* Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas E. Williams, Principal Executive Officer of Applied Extrusion Technologies, Inc.
99.3* Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David N. Terhune, Chief Operating Officer and Principal Financial Officer of Applied Extrusion Technologies, Inc.

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

                                       APPLIED EXTRUSION TECHNOLOGIES, INC.
                                                  (Registrant)


                                       By: /s/ Thomas E. Williams
                                           -------------------------------------
                                           Thomas E. Williams
                                           President and Chief Executive Officer
                                           August 14, 2002