Form 10-K
period 2002-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2003-01-22
CIK 874389

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the “Act”)

For the fiscal year ended September 30, 2002
Commission File No. 0-19188

APPLIED EXTRUSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0295865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Read’s Way
New Castle, DE 19720
(302) 326-5500
(Address, including zip code and telephone number, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value)
Junior Preferred Stock Purchase Rights
(Title of Classes)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $25,206,610 on December 31, 2002, based on the closing sales price of the Registrant’s common stock, $.01 par value (the “Common Stock”), as reported on the NASDAQ National Market System as of such date.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2002 was 12,603,305 shares. The number of shares of the Registrant’s Junior Preferred Stock Purchase Rights outstanding as of December 31, 2002 was 12,603,305 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

PART I

INTRODUCTORY NOTE

Subsequent to issuance of its 2001 Annual Report on Form 10-K, Applied Extrusion Technologies, Inc. (“AET” or the “Company”), determined that: (1) the gains recognized on the three sale-leaseback transactions it entered into in January 1998, April 1999 and March 2002 should have been recognized over longer periods; and (2) certain leased equipment included in the 1998 restructuring charge related to its Covington, Virginia facility was either subsequently put back in service or was never taken out of service, requiring reversal of a portion of the restructuring charge recorded in 1998. Therefore, the Company has restated its financial statements for the first, second and third quarters of fiscal year 2002 and fiscal years 1998 through 2001.

In addition, the Company determined that the following items should also be restated on its interim financial statements for the first three quarters of fiscal year 2002: (1) certain costs related to the integration of the acquisition of the QPF LLC business acquired in June 2001 were recorded as adjustments to a purchase accounting reserve when they should have been recognized as operating expenses; (2) the Company should have recognized depreciation expense and stopped capitalizing interest and other excluded costs on a portion of the oriented polypropylene, or OPP, film line in the Company’s Varennes, Canada plant beginning in April 2002 when that portion of the line was completed; and (3) due to the uncertainty associated with realizing the future benefit of tax losses, the tax benefit that the Company recorded in fiscal 2002 should only reflect the $2 million income tax refund received in June 2002, which was due to the change in the tax law regarding carryback of operating losses, and that, aside from this item, the Company’s fiscal 2002 effective tax rate will be zero.

The aggregate effect of the restatement of all of these items:

•	increased the previously reported net losses for fiscal years 2001, 2000 and 1999 by $5.8 million, $2.7 million and $0.7 million, respectively;

•	decreased the previously reported net loss for fiscal year 1998 by $0.7 million;

•	increased the previously reported net loss for the nine months ended June 30, 2002 by $5.2 million; and

•	decreased the previously reported net assets of the Company at June 30, 2002 by $13.7 million.

These changes primarily affect the timing of the Company’s recognition of certain expenses and deferred gains but, other than expenses related to the restatement process, do not increase the amount of the Company’s obligations going forward or increase its future cash needs.

For further discussion of these matters, see Note 2 to our Consolidated Financial Statements filed in Part IV of this Annual Report and in “Restatement of Previously Issued Financial Statements” in Item 7 of this Annual Report.

All dollar amounts are in thousands unless otherwise indicated.

ITEM 1.    BUSINESS

General

AET is the largest North American manufacturer and seller of OPP films, which are used primarily in consumer product labeling, flexible packaging and overwrap applications. AET has a leading position in most of the major high-end OPP films end-use product categories in North America.

In addition, the Company believes that it is the largest supplier in North America of OPP films which are used for labels on bottles and cans, packaging for confectionery and snack foods, and overwrap for a number of other consumer products, with a market share of approximately 25 percent.

AET offers one of the most extensive product lines in the OPP films industry, ranging from high-margin, specialized labels and high barrier films to basic heat sealable co-extruded films. With an experienced technology group and state-of-the-art production facilities, the Company works directly with its customers to develop innovative products to meet their specialized requirements. AET believes that its combination of leadership position, innovative capabilities, strong sales force and highly efficient manufacturing will allow it to achieve future growth and profitability.

End users of AET’s films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. Our OPP films product line is classified into four categories – labels, packaging, overwrap and industrial. Our labels are used on soft drink containers for Coca-Cola® and Pepsi-Cola®. Our packaging films are used for food products produced by Frito-Lay®, Nabisco®, Kellogg’s® and Hershey Foods®. Our overwrap films are used by companies such as Sony® and Lipton®.

Business Strategy

AET’s objective is to generate sustainable increasing profitability in a cyclical industry. The business strategy to achieve this objective is divided into two phases:

Phase One – The first phase covered 1996 – 2001 and was directed at significantly enhancing the efficiency of the asset base and creating sufficient critical mass to support future product development. The strategic elements of this first phase were as follows:

•	Achieve critical mass and reduce unit costs by upgrading and expanding capacity with state-of-the-art technology,

•	Develop additional products to fill the new capacity, and

•	Expand the reach of the sales force to sell the new capacity.

During Phase One AET doubled its capacity without increasing headcount, thus reducing unit costs; developed over fifty new products; and acquired two OPP film manufacturers in North America.

Phase Two – The second phase covers 2002 – 2005 and is directed at driving margin expansion primarily through the development of new high value films. The strategic elements of the second phase are as follows:

•	Develop and manufacture innovative proprietary products utilizing new technology platforms and assets,

•	Maintain leadership in our higher margin signature products, as described below, and

•	Enhance the sales mix through growth in demand for our signature products and through the introduction of new proprietary products.

Over the past two years, AET has developed four new technology platforms. To put this in context, there has not been a single new technology platform introduced into the OPP industry for over fifteen years. Examples of currently utilized technology platforms are coextrusion, voiding, out-of-line metallizing and coating, surface treatment and the use of copolymers and terpolymers.

Innovative Products / Technology Platforms

The four new technology platforms and certain related applications recently developed by AET include:

•
The TOppCure™ labeling system for applying clear, opaque or metallized plastic labels to glass or plastic containers utilizing modified cut-and-stack equipment. The highest impact application is the ability to apply transparent labels to glass, or plastic containers at approximately half the cost of pressure sensitive labels. The only commercial technology available for this application today is from AET.

•
Advanced coating and surface modification technology that enhances film surface characteristics. This technology spans a wide variety of applications from boardstock lamination and decoration to efficiently introducing special characteristics into film surfaces.

•
Technology that allows the efficient processing of different polymers into complex structures. This would include applications for the graphic arts market for polyester/OPP film structures, high barrier applications for packaging and SynCarta™, the Company’s synthetic media offering.

•
Technology resulting in an integrated holographic film embossing and processing system that will expand the marketplace for high-impact graphic films. Applications include holographic packaging and label decorations.

In addition to products developed utilizing these proprietary technology platforms, AET has also developed other high-value products such as the HOTR™ line of films. These patented films have a tightly controlled range of high oxygen transmission rates that facilitate the packaging of spring mix salads, spinach, selected fruits and vegetables, as well as lidding stock.

Maintain Market Leadership in Signature Products

AET is the largest OPP films manufacturer in North America and is a leading supplier to four of the top end users and five of the top six converters of OPP films, the result of excellent service coupled with superior products in selected target markets. These products are referred to as AET’s “signature products” and include our roll-fed, cut-and-stack and shrink label films, cold seal release films, non-sealable metallized films, and overwrap films.

The Company is continually improving and upgrading our signature products to insure we maintain our strong market position by setting the standard for these value-added products. The market shares we enjoy in the segments in which these products participate range from 40 percent to 85 percent.

Upgrade Sales Mix

During Phase One of AET’s Business Strategy, a period of rapid capacity expansion, the Company doubled its volume of products produced and sold. However, due to the unprecedented rate of growth in manufacturing capacity, approximately half of AET’s aggregate growth in volume during this period was in lower margin films. During Phase Two of AET’s Business Strategy, much of this capacity will be redirected to higher value-added opportunities. In addition, in fiscal 2003 the Company plans to have production capability that is designed to make films utilizing our newly developed technology platforms. While the Company has no plans to add additional capacity in the foreseeable future, an opportunity exists as we introduce our innovative new products and expand our signature products in place of lower margin products to enhance the overall profit margins of the Company.

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

Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and sealant properties than other materials or predecessor films. These technological advances have allowed many traditional forms of rigid packaging to be replaced with film-based, flexible packaging that is lighter, lower in cost and has enhanced performance characteristics, such as oxygen and moisture barriers, printability and durability. In addition, flexible packaging is often recyclable.

The Company estimates that the North American OPP film market grew at an average compound annual growth rate of over six percent from 1980 through 2000. However, beginning in late fiscal 2001 and continuing into fiscal 2002, demand growth in the OPP films industry slowed to near zero due primarily to both the recession and inventory de-stocking throughout the supply chain following the events of September 11, 2001.

The Company believes that the OPP films market could return to its historical rate of growth due to three fundamental trends:

•	the growth in demand for established end-market consumer products, such as snack foods, soft drinks and confectionary products, which positively impacts the demand for OPP films;

•
the trend away from rigid towards flexible packaging materials that use OPP films, such as for labels, the trend from cans and glass bottles to plastic beverage containers, and for packaging materials, the trend from boxes to stand-up pouches; and

•
the substitution by OPP films in place of other competing materials because OPP films have superior performance characteristics, such as improved protection against light, oxygen and moisture, advanced machinability, printability and durability, and exceptional clarity; in addition, as the least dense plastic packaging and labeling material, polypropylene provides greater coverage at a lower cost than any other plastic film material.

Production capacity in the North American OPP films industry increased by more than 35 percent from 1996 to 1999. As a result, capacity utilization levels declined from approximately 95 percent to a utilization rate near 80 percent. This decline in capacity utilization led to sharp declines in selling prices of OPP films and severely impacted profitability in the OPP films industry. Historically, when capacity utilization has reached the mid-90 percent levels, the OPP films industry has been able to increase prices of its products and pass on increases in the cost of raw materials to customers. For example, in 1995, when capacity utilization was at the mid-90 percent level, the industry was able to pass on to customers resin cost increases similar to those experienced recently, allowing the industry to achieve one of its most profitable years.

Capacity utilization in the North American OPP films industry has been recovering, but remained depressed in 2002. The Company estimates that capacity utilization is currently near 90 percent. According to Chemical Data Inc., the price of polypropylene resin has increased from an average of $0.31 per pound in the fourth fiscal quarter of 2001 to an average of $0.39 per pound at the end of fiscal 2002, due to a substantial increase in crude oil prices. Due to continued depressed capacity utilization levels, much of this increased cost could not be passed on to customers during fiscal 2002, negatively impacting profitability. As the expected growth in demand outpaces the announced capacity additions, industry capacity utilization levels will further improve and the ability of producers to pass on costs to customers will be enhanced.

Aside from the Company’s new specialty line that is expected to be fully operational in fiscal 2003, to the Company’s knowledge, only ExxonMobil Corporation will be adding new capacity within the next twelve to eighteen months. Because a substantial capital investment is required to build a new line and the industry has experienced low capacity utilization levels and poor profitability for the last six years, industry participants will be cautious about introducing new lines. In addition, since at least two years are required to design and construct a new OPP films line, and another year is required to fully ramp up production, supply estimates are reasonably predictable over the near term.

Competitive Strengths

AET is well positioned to compete successfully in the OPP films market and to increase sales and profitability due to its:

•
Substantial Industry Presence – The Company is the largest manufacturer and seller of OPP films in North America and has a leading market position in substantially all of the major high-end OPP films end-use product categories in North America.

•
Technological Leadership and Superior Product Development Capabilities – The Company has one of the largest technology groups in the industry with more than 60 chemists, engineers and technicians and has invested approximately $20 million in product research and development over the past three years.

•
Efficient, Low Cost Production Facilities – AET believes that its cost to produce OPP films is one of the lowest in the North American industry and is the lowest for any manufacturer in this market with a full-breadth product line.

•
Breadth of Product Line and Diversity of Customer Base – With more than 80 product groups sold to over 500 customers, AET believes that it has the broadest product lines and customer base of any North American OPP films producer.

•	Experienced Management – AET believes that its senior and operational management team is among the most experienced in the OPP films business.

Products

The Company’s OPP films product line is classified into the following four broad categories:

•
Labels – AET’s OPP film labels are used on containers for soft drinks, beverages, food and other consumer products requiring a high-quality print surface for superior graphics and properties that permit high speed labeling. Examples of end uses include soft drink containers for Coca-Cola® and Pepsi-Cola®, branded water bottles for Aquafina® and Dasani®, and juice containers for Tropicana® and Dole®. In addition, the Company’s films are used on products such as Folgers® and Hills Brothers® coffee cans and aerosol cans for shaving creams and air fresheners. AET’s films are used on products representing over 85 percent of the North American soft drink market.

•
Packaging – AET’s OPP films are used in a broad range of packaging applications, principally for food products, where they provide enhanced protection against moisture, light and air. The Company’s OPP films are used to make packages for products such as Frito-Lay® snacks, Nabisco®, Kellogg’s®, General Foods® and Hershey Foods® products, individual size condiment pouches, and baked goods packaging. In applications where barrier is important, AET offers metallized, polyvinylide choloride, coated and polymer modified films. High barrier metallized films provide an enhanced barrier for snacks packaged in nitrogen gas to maintain freshness and extend shelf life.

•
Overwrap – The Company produces OPP films that are exceptionally clear, thin and strong and provide barriers to protect products. Examples of end uses include overwrap for boxes of Lipton® tea bags and Schrafft® candies, Sony® and TDK® compact discs and DVDs, and cigarette boxes for British American Tobacco®. End-users of these products require durable films with high barrier properties that also offer exceptional clarity and thinness to maximize visibility of their products. A significant portion of these films are sold in narrow widths, 10 to 20 inches wide, for which AET has unique slitting capabilities.

•	Industrial – OPP films are used in a variety of industrial applications, such as packaging tape, insulation facing, cable wrap, synthetic paper, ream wrap, and photopolymer processing.

Through the end of fiscal 2001, the Company developed, manufactured and sold a broad range of oriented apertured films (also known as nets) and nonwoven materials. On September 28, 2001, the Company sold its specialty nets and nonwovens business.

Marketing and Customers

AET’s OPP films products are sold primarily through its direct sales organization. Its highly skilled sales force, whose principal role is to develop sales opportunities and provide customer support, has considerable technical expertise and industry experience. Marketing activities have historically been focused primarily in North and South America, although the Company also has a sales presence in Europe and Asia. In addition, the sales force and our research and development scientists work directly with our customers to create new films, as well as new applications for existing OPP films.

The majority of AET’s OPP films sales are to converters, who print and laminate films before selling to end-users. One such converter accounted for approximately 16 percent of sales in fiscal 2002 and approximately 18 percent in fiscal 2001. The Company also sells a substantial portion of OPP films directly to end-users, and considers it an important part of its marketing effort to maintain direct relations with major end-users, who generally direct packaging design efforts and provide detailed specifications to converters about the films used in their labeling and packaging applications. Sales and marketing efforts and customer relationships are enhanced by the numerous requirements of customer-specific technical qualifications that have been secured. The qualification process typically involves significant customer time and effort and results in a strong competitive position for qualified products. Once qualified, products are often referenced in end-user specifications or qualified product lists. These qualification processes also reinforce the partnership between AET and its customers and can lead to additional sales and marketing opportunities.

Manufacturing and Technology

OPP films are manufactured and processed through either the tenter or the tubular process. AET is the only North American OPP films producer that has both tenter and tubular manufacturing capabilities. Additionally, OPP films can be further processed through value-adding secondary operations.

Tenter Process

In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives, and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and stretched lengthwise in the machine direction and widthwise in the transverse direction while still heated. This dual stretching process is known as “biaxial orientation.” The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or high-voltage electrical discharge and controlled winding tension. AET has seven tenter lines, ranging from 5.5 to 10 meters. The tenter process is a more economical way than the tubular process to manufacture thicker films.

Tubular Process

In the tubular process, molten resin is extruded from a circular die to form a thick tube which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures. Tubular processed films offer “balanced biaxial orientation,” meaning that the film is stretched equally both widthwise and lengthwise. This process results in improved stability and a more uniform thickness for thinner films. The Company believes that its tubular manufacturing capacity enables it to manufacture thinner films, while preserving clarity, machinability and other performance characteristics of thicker film. These thinner films use less materials, thereby improving performance relative to cost. AET currently operates nine tubular lines.

Secondary Processes

In addition to the tenter and tubular manufacturing processes, AET also performs operations to apply coatings and metal to its films. In the coating process, various materials are applied in liquid form to the surface of the film which is then dried in-line. These coatings are applied uniformly at varying thicknesses and layers to impart desired properties. In the metallization process, the film is run through a vacuum and a thin layer of aluminum is applied to the surface of the film.

Research and Development

AET believes that it has one of the largest and most experienced technology groups in the industry with more than 60 chemists, engineers and technicians, and has invested approximately $20 million in research and development over the past three years. Utilizing extensive laboratory and film testing facilities, advanced pilot film production lines, and an array of end-use packaging and labeling equipment, the Company’s technology group has introduced approximately 50 new or enhanced products in the past three fiscal years. The Company believes that this strength in innovation will continue to drive higher growth levels for differentiated, higher margin products, and provide an advantage to customers who work with AET in the development of new labeling, packaging and overwrap products and applications. During fiscal 2000, 2001 and 2002, the Company spent approximately $6.8 million, $6.4 million and $6.6 million, respectively, on research and development.

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

Four suppliers provide the majority of the Company’s resin supply requirements. However, these materials are generally available from a large number of suppliers in sufficient quantities to meet ongoing requirements. Historically, there have not been any significant disruptions in supply as a result of shortages in raw materials.

Historically, the price of polypropylene has fluctuated, and in recent years the price has increased significantly due to the increased price of crude oil. As a result of low capacity utilization levels, AET has not been able to pass through a significant portion of the increases in the costs of polypropylene raw materials to end users. According to Chemical Data Inc., polypropylene resin prices have increased from an average of $0.31 per pound in the fourth fiscal quarter of 2001 to an average of $0.39 per pound at the end of fiscal 2002. Any major disruption in the supply of oil, including a war in the Middle East, is likely to cause a significant increase in the cost of polypropylene.

Competition

AET competes with manufacturers of OPP films and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper, foil, metal, glass and other containers. The flexible packaging industry is very competitive, and some competitors are subsidiaries of larger corporations that have significantly greater financial resources than the Company. There are approximately eight primary manufacturers in North America producing OPP films for resale. Out of these eight manufacturers, only AET and ExxonMobil Corporation have a greater than 20 percent market share. The Company believes that ExxonMobil Corporation, which is the second largest OPP films manufacturer in North America, is the only other broad-line OPP films supplier based in North America. Competition in OPP films markets is based primarily on customer relationships, product performance characteristics such as machinability and quality, reliability and price. Competition also depends on developing new and enhanced products for customers. The Company also sells products in countries outside North America and may face international competition. Most of AET’s customers and end users have a short lead time for ordering products, so foreign competitors are at a disadvantage with North American customers because of their longer shipping times and higher shipping costs.

The Company believes that it has various competitive advantages including:

•	advanced proprietary manufacturing processes and product formulations required to produce a varied range of OPP films products;

•	experienced, knowledgeable sales force and technical service group;

•	research and development expertise required to sustain product innovation; and

•	one of the most efficient manufacturing operations in the North American OPP films market.

Although this is an asset intensive business and the cost to enter is high, it cannot be assumed that the markets into which the Company sells its products will not attract additional competitors that could have significantly greater financial, technological, manufacturing and marketing resources than AET.

Patents and Trademarks

AET currently holds approximately 178 active domestic and international patents and applications and has approximately 78 domestic and international trademark registrations and applications. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business.

Government Regulation

Due to the nature of AET’s business, its operations are subject to a variety of federal, state and local laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements. Compliance with federal, state and local requirements relating to the protection of the environment has not had and is not expected to have a material effect on capital expenditures, financial condition, results of operations or competitive position.

Employees

The Company employs approximately 990 full-time employees. Approximately 124 production and maintenance employees at the Covington, Virginia facility are represented by the Paper Allied Industrial Chemical and Energy Workers International Union, Local 2-0884 under a collective bargaining agreement that expires in June 2005. All employee relations are considered to be satisfactory.

ITEM 2.    PROPERTIES

The following table provides information with respect to AET’s facilities:

	Location	Square Feet	Owned/ Leased
OPP Films	Terre Haute, Indiana	821,000	Owned
	Covington, Virginia	517,000	Owned
	Varennes, Quebec, Canada	163,000	Owned
	Newport, Delaware	12,825	Leased

Corporate and Research and Development	New Castle, Delaware	50,000	Leased

All of AET’s owned real property is collateral under the Company’s revolving credit facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for its level of operations. On October 31, 2002, the Company’s corporate office was relocated from Massachusetts to the existing New Castle, Delaware office. The Company’s obligation under the Massachusetts lease is included in the restructuring charge discussed in the footnotes to the Consolidated Financial Statements filed in Part IV of this Annual Report.

Environmental, Health and Safety Matters

AET is subject to stringent environmental, health and safety requirements, including laws and regulations relating to air emissions, wastewater management, the handling and disposal of waste and the cleanup of properties affected by hazardous substances. The Company believes that its operations have been and are in substantial compliance with environmental, health and safety requirements, and that it has no liabilities arising under such requirements, except as could not reasonably be expected to have a material adverse effect on operations, financial condition or competitive position.

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

ITEM 3.    LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. It is not a party to litigation or other legal proceedings which it believes, either singly or in the aggregate, could reasonably be expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AET did not submit any matters to a vote of the security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 4a.    EXECUTIVE OFFICERS

The executive officers of AET are as follows:

Name	Age	Position	Since
Amin J. Khoury	63	Chairman of the Board and Chief Executive Officer(1)	October 1986
David N. Terhune	56	President and Chief Operating Officer(2)	February 1994
Terry E. Smith	51	Vice President Operations	July 1998
Brian P. Crescenzo	41	Vice President of Finance, Secretary, and Treasurer(3)	September 1997

(1)	Subsequent to Thomas E. Williams’ retirement as President and Chief Executive Officer of the Company in September 2002, Mr. Khoury was appointed Chief Executive Officer of the Company.
(2)	Subsequent to Thomas E. Williams’ retirement as President and Chief Executive Officer of the Company in September 2002, Mr. Terhune was appointed as President of the Company.
(3)
Mr. Crescenzo has served as Vice President of Finance of the Company since September 1997. He has served as Secretary of the Company since September 2002 and has served as Treasurer of the Company since January 2003.

AET’s executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Business Experience of Executive Officers

Amin J. Khoury – Subsequent to Thomas E. Williams’ retirement as Chief Executive Officer in September 2002, Chief Executive Officer of the Company; Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Director of Brooks Automation, Inc., a leader in semiconductor tool and factory automation solutions for the global semiconductor industry; Director of Synthes-Stratec, Inc., one of the world’s leading orthopedic trauma companies.

David N. Terhune – Subsequent to Thomas E. Williams’ retirement as President and Chief Executive Officer in September 2002, President and Chief Operating Officer; Executive Vice President and Chief Operating Officer of the Company since July 1996; from February 1994 to June 1996, Senior Vice President and Chief Financial Officer of the Company; from 1972 until 1993, as Chief Operating Officer for seven years and Chief Financial Officer for fourteen years for five primarily public companies in the technology, banking, real estate, food service and manufacturing industries.

Terry E. Smith – Vice President of Operations of the Company since January 2003; Vice President of Manufacturing from July 1998 to January 2003; from 1994 until 1998 Vice President of Manufacturing Operations for Sentry Group, a leading manufacturer of fire proof safes, files and chests; from 1979 until 1994 held various operational positions including Manager of Manufacturing, Senior Planning Associate and Business Manager with Mobil Chemical Company’s Plastics Division.

Brian P. Crescenzo – Vice President of Finance of the Company since September 1997; Secretary of the Company since September 2002; Treasurer of the Company since January 2003; from 1989 until 1997, held various controllership positions with Hercules, Inc., a specialty chemical company based in Wilmington, Delaware, including the controllership of the OPP Films Division.

The information presented under the heading, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been quoted on the NASDAQ National Market System since June 6, 1991 under the symbol “AETC.” Before June 6, 1991, no established public trading market existed for the Company’s Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market System:

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
Quarter ended December 31	$8.45	$7.12	$3.41	$1.25
Quarter ended March 31	7.90	6.87	4.03	2.13
Quarter ended June 30	7.48	5.15	7.47	2.90
Quarter ended September 30	6.79	3.03	8.47	5.98

The Company has not paid any cash dividends on its Common Stock, and the Company’s Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. In addition, the Company’s credit facility and the indenture governing its senior notes restrict the payment of cash dividends. As of December 31, 2002, there were approximately 216 registered holders of record and more than 3,000 beneficial holders of the Company’s Common Stock. For the quarter ended December 31, 2002, the first quarter of fiscal year 2003, the high and low sales price were $3.79 and $1.79, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	2002	As Restated 2001(a)(b)(c)	As Restated 2000(a) (c)	As Restated 1999(a) (c)	As Restated 1998(a) (c)
Statement of Operations Data:
Sales	$252,092	$279,840	$268,375	$237,042	$245,334
Cost of sales	208,099	222,719	219,546	191,949	198,856

Gross profit	43,993	57,121	48,829	45,093	46,478
Operating expenses:
Selling, general and administrative	32,085	28,639	27,152	26,550	23,754
Research and development	6,605	6,419	6,759	7,123	7,326
Restructuring and impairment charges	9,002	—	—	(2,215)	18,130
Loss on sale of assets	—	7,054	—	—	—
QPF acquisition and integration costs	950	2,548	—	—	—
Share incentive plan	—	861	—	—	—

Operating profit (loss)	(4,649)	11,600	14,918	13,635	(2,732)
Non-operating expenses:
Interest expense, net(b)	29,147	27,748	21,096	18,909	15,868
Acquisition costs and other	—	—	—	3,641	250

Loss before income taxes and change in accounting	(33,796)	(16,148)	(6,178)	(8,915)	(18,850)
Income tax expense (benefit)(b)	(2,045)	10,264	(2,223)	(3,566)	(7,540)

Loss before change in accounting	(31,751)	(26,412)	(3,955)	(5,349)	(11,310)
Change in accounting	—	—	—	—	(852)

Net loss	$(31,751)	$(26,412)	$(3,955)	$(5,349)	$(12,162)

Basic and Diluted Loss per common share:	$(2.55)	$(2.23)	$(.33)	$(.47)	$(1.12)

Balance Sheet Data:
Working capital	$40,987	$75,893	$48,221	$36,621	$36,374
Total assets	405,062	425,858	390,754	375,537	370,760
Long-term debt	277,876	277,462	209,500	182,500	185,500
Stockholders’ equity	38,761	68,822	97,004	98,952	101,177

(a)	See Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Consolidated Financial Statements included in Item 8.
(b)
In fiscal 2002, in conjunction with the early adoption of SFAS 145, the Company reclassified the extraordinary loss on the early extinguishment of debt in fiscal 2001 to interest expense and income tax expense.

(c)	These amounts include the operations of the nets and nonwovens business, which was divested at the end of fiscal 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

Some important risk factors that could cause the Company’s actual results to differ materially from those expressed in its forward-looking statements include, but are not limited to:

•
The reaction of the Company’s employees, shareholders, customers, suppliers, and lenders to the restatement of certain of the Company’s financial statements as described below (see “Restatement of Previously Issued Financial Statements”) including any litigation arising out of such restatement;

•	The ability of the Company to create, manufacture and market innovative, higher-margin products;

•	Intensified competition from the Company’s competitors;

•	A continuation of, or an increase in, overcapacity in the OPP films industry;

•
A continuation of the high cost of, or an increase in the cost of, polypropylene resin, the Company’s main raw material, due to disruptions in crude oil supply as a result of continuing labor unrest in Venezuela or a war in the Persian Gulf region, an increase in gasoline prices or otherwise;

•	The Company’s high level of debt and ability to make principal and interest payments on the Company’s debt; and

•
The operating and financial restrictions and covenants in the Company’s debt agreements, which could adversely affect the Company’s ability to finance its operations and plan for or respond to changes in its business.

In addition to the risk factors set forth above, you should consider the risks set forth in Exhibit 99.1 to this Annual Report, the “Business” section of this Annual Report and elsewhere in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise the forward-looking statements included in this Annual Report to reflect any future events or circumstances.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its 2001 Annual Report on Form 10-K, the Company determined that: (1) the gains recognized on the three sale-leaseback transactions it entered into in January 1998, April 1999 and March 2002 should have been recognized over longer periods; and (2) certain leased equipment included in the 1998 restructuring charge related to its Covington, Virginia facility was either subsequently put back in service or was never taken out of service, requiring the reversal of a portion of the restructuring charge recorded in 1998. Therefore, the Company has restated its financial statements for the first, second and third quarters of fiscal year 2002 and fiscal years 1998 through 2001.

In addition, the Company determined that the following items should also be restated on its interim financial statements for the first three quarters of fiscal year 2002: (1) certain costs related to the integration of the acquisition of the QPF LLC business acquired in June 2001 were recorded as adjustments to a purchase accounting reserve when they should have been recognized as operating expenses; (2) the Company should have recognized depreciation expense and stopped capitalizing interest and other excluded costs on a portion of the oriented polypropylene, or OPP, film line in the Company’s Varennes, Canada plant beginning in April 2002 when that portion of the line was completed; and (3) due to the uncertainty associated with realizing the future benefit of tax losses, the tax benefit that the Company recorded in fiscal 2002 should only reflect the $2 million income tax refund received in June 2002, which was due to the change in the tax law regarding carryback of operating losses, and that, aside from this item, the Company’s fiscal 2002 effective tax rate will be zero.

The changes primarily affect the timing of the Company’s recognition of certain expenses and deferred gains but, other than expenses related to the restatement process, do not increase the amount of the Company’s obligations going forward or increase its future cash needs.

Overall Impact of the Restatement

The table below shows the effects of the restatement on reported net loss for the nine months ended June 30, 2002 and the fiscal years 2001, 2000, 1999 and 1998.

	Nine months ended June 30,	Fiscal years
	2002	2001	2000	1999	1998
	(Unaudited)
Amortization of gains on sale- leaseback transactions	$(3.2)	$(4.0)	$(4.0)	$(3.3)	$(2.1)
Covington, Virginia restructuring	(0.2)	(0.3)	(0.3)	2.2	3.4
QPF Acquisition integration costs	(1.1)	—	—	—	—
OPP Films Line depreciation expense	(0.3)	—	—	—	—
OPP Films Line capitalized interest	(0.6)	—	—	—	—
OPP Films Line other costs(a)	(0.9)	—	—	—	—

Pre-tax impact of restatement	(6.3)	(4.3)	(4.3)	(1.1)	1.2
Income tax expense (benefit)	(1.1)	1.5	(1.5)	(0.5)	0.5

(Increase) decrease in net loss	$(5.2)	$(5.8)	$(2.7)	$(0.7)	$0.7

The cumulative effect of all of the restatements on retained earnings at June 30, 2002 was a decrease of $13.7 million.

(a)	Other costs include the amortization of government grants relating to the OPP Films Line startup.

For a further discussion of these matters see Note 2 to the Consolidated Financial Statements included in Item 8. The following Management’s Discussion and Analysis reflects this restatement.

Introduction

The Company derives its revenues, earnings and cash flows primarily from the sale of oriented polypropylene films, referred to as OPP films, used in consumer product labeling, flexible packaging and overwrap applications. AET has a leading position in substantially all of the major high-end OPP films end-use product categories in North America, and offers one of the most extensive product lines in the OPP films industry, ranging from high-margin, specialized label and high barrier films to basic heat sealable lower barrier films.

Results of Operations

	Fiscal 2002		Fiscal 2001
	($)	(% of Sales)	($)	(% of Sales)
Sales	252,092	100.0	279,840	100.0
Cost of sales	208,099	82.5	222,719	79.6

Gross profit	43,993	17.5	57,121	20.4
Selling, general and administrative	32,085	12.7	28,639	10.2
Research and development	6,605	2.6	6,419	2.3
Restructuring charges	9,002	3.6	—	—
Other operating expenses	950	0.4	10,463	3.7

Operating profit (loss)	(4,649)	(1.8)	11,600	4.2
Interest expense, net	29,147	11.6	27,748	9.9
Income tax expense (benefit)	(2,045)	(0.8)	10,264	3.7

Net loss	(31,751)	(12.6)	(26,412)	(9.4)

Fiscal 2002 Compared with Fiscal 2001

Sales in fiscal 2002 of $252,092 decreased $27,748 compared with fiscal 2001. Of this decline, $20,258 is due to the sale of the Company’s nets and nonwovens business at the end of fiscal 2001 and the remaining decline in sales of $7,490 is related to the OPP films business. OPP films sales declined 2.7 percent compared with fiscal 2001 due to a 5.3 percent decrease in average selling price, partially offset by a 2.6 percent increase in sales volume. The decline in average selling price year over year reflects unfavorable industry-wide conditions during fiscal 2002. Specifically, the North American OPP films industry had substantial excess capacity caused in part by inventory de-stocking throughout the supply chain during fiscal 2002. In the second half of fiscal 2002, due to recovery in demand, the Company was able successfully to implement two price increases. Due to projected growth in demand for OPP films, the Company expects an increase in sales volume and average selling price in fiscal 2003.

Sales outside the United States were $33,146, or 13.1 percent of sales, and $42,959, or 15.4 percent of sales, for fiscal 2002 and 2001, respectively, and generated $2,922 of operating profit in fiscal 2002 and $897 of operating profit in fiscal 2001. Operating profit margins on foreign sales increased in fiscal 2002 due to improved pricing and favorable sales mix.

Gross profit was $43,993 in fiscal 2002, compared with $57,121, in fiscal 2001. Gross margin for the OPP films business alone was 17.5 percent of sales in fiscal 2002 compared with 19.9 percent of sales in fiscal 2001. Gross profit declined $13,128 in fiscal 2002 as compared to fiscal 2001, of which $5,392 is related to the divestiture of the nets and nonwovens business and the remaining $7,736 is due to the OPP films business. The decline in OPP films gross profit in fiscal 2002 is due to the decline in sales discussed above, $1,492 of start-up costs and $3,400 in temporary plant shutdown charges incurred in the fourth fiscal quarter of 2002 offset, in part, by more favorable manufacturing costs. The $1,492 of start-up costs relates to construction of a new OPP film line in fiscal 2002. This line was purchased in 1999 and moved to the Company’s Varennes, Canada plant. When fully operational, this line is expected to be able to produce certain high-end specialty OPP films as described in Phase Two of the Company’s Business Strategy in Item 1 “Business” above.

Selling, general and administrative expenses were $32,085, or 12.7 percent of sales, in fiscal 2002, compared with $28,639, or 10.2 percent of sales, in fiscal 2001. The increase of $3,446 includes a $1,313 increase in bad debt expense, increases in professional fees, increases in salary and benefits and marketing expenses related to the development of a number of new highly differentiated products. The bad debt expense increase reflects additional reserves against certain Latin American receivables and the write-off of certain domestic receivables determined to be uncollectable.

Research and development expense was $6,605, or 2.6 percent of sales, in fiscal 2002 compared with $6,419, or 2.3 percent of sales in fiscal 2001, reflecting the Company’s strategy to develop a number of new, highly differentiated products. The Company expects to continue to invest in research and development in fiscal 2003 pursuant to its strategy to increase growth in gross margins primarily through the development of new high value films.

Other operating expenses in fiscal 2001 include the loss on sale of assets, QPF acquisition and integration costs, and share incentive plan costs. Effective September 30, 2001, the Company sold its specialty nets and nonwovens business. The gross proceeds of the transaction were $23,212. The Company recorded a loss of $7,054 on the sale of this business, reflecting the difference between the selling price and the net book value of the specialty nets and nonwovens assets, as well as transaction costs such as legal, banking, incentive compensation and accounting costs incurred in connection with the sale of the business, aggregating $4,438. The Company incurred $2,548 of costs which were directly related to the acquisition and integration of the QPF business such as legal, incentive compensation, accounting and product trial costs. The Company recorded a non-cash charge of $861 related to the share incentive plan for non-executive employees.

In September 2002, the Company announced a restructuring and reorganization aimed at significantly reducing its cost structure. The plan includes closure of the corporate office in Peabody, Massachusetts, a realignment of the Company’s business units and a reorganization of key roles and responsibilities. The reorganization eliminated 50 full time positions and the Company intends to have it completed by March 31, 2003. With these actions, the Company anticipates annualized cost savings of approximately $5,000, the majority of which will begin to be realized in fiscal 2003. In connection with the cost reduction program, the Company recorded a charge in the fourth fiscal quarter of fiscal 2002 of $9,002, comprised primarily of severance costs and lease obligations.

In fiscal 2002, the Company incurred $950 in costs to complete the transition of the acquired QPF business.

Interest expense increased $1,399 to $29,147 in fiscal 2002 due to a higher average outstanding debt balance, offset in part by a lower interest rate on the Senior Notes and a modest increase in interest income earned on cash and cash equivalents.

Income tax benefit for the fiscal year ended September 30, 2002 was $2,045, representing a tax refund received in fiscal 2002 due to the change in the tax law in fiscal 2002 increasing the loss carryback period. Income tax expense for the year ended September 30, 2001 was $10,264, reflecting the impact of a $16,079 valuation allowance for certain state and federal deferred tax assets recorded in 2001. The Company’s effective income tax rate in fiscal 2003 is expected to be zero.

Fiscal 2001 Compared with Fiscal 2000

	Fiscal 2001		Fiscal 2000
	($)	(% of Sales)	($)	(% of Sales)
Sales	279,840	100.0	268,375	100.0
Cost of sales	222,719	79.6	219,546	81.8

Gross profit	57,121	20.4	48,829	18.2
Selling, general and administrative	28,639	10.2	27,152	10.1
Research and development	6,419	2.3	6,759	2.5
Other operating expense	10,463	3.7	—	—

Operating profit	11,600	4.2	14,918	5.6
Interest expense, net	27,748	9.9	21,096	7.9
Income tax expense (benefit)	10,264	3.7	(2,223)	(0.8)

Net loss	(26,412)	(9.4)	(3,955)	(1.5)

Sales for fiscal 2001 increased 4.3 percent to $279,840 due to the realization of higher average selling prices, volume gains and continued improvement in sales mix. Sales outside the United States were $42,959, or 15.4 percent of sales, and $49,080, or 18.3 percent of sales, for fiscal 2001 and 2000, respectively, and generated operating profit of $897 and $884 in those same periods.

Gross profit increased in fiscal 2001 to $57,121, or 20.4 percent of sales, compared with $48,829, or 18.2 percent of sales, in fiscal 2000. The increase in gross profit in fiscal 2001 was due to higher average selling prices and lower raw material costs, as well as continued improvements in manufacturing efficiencies.

Total operating expenses for fiscal 2001 increased to $45,521, as compared to $33,911 for fiscal 2000 due primarily to $2,548 in costs incurred in conjunction with the acquisition of QPF, the $861 non-cash charge recorded in the first quarter of fiscal 2001 related to the share incentive plan for non-executive employees, and the $7,054 loss on sale of assets resulting from the sale of the specialty nets and nonwovens business.

Research and development expense was $6,419 in fiscal 2001 compared with $6,759 in fiscal 2000 as the Company continued to invest in new product development.

Net interest expense in fiscal 2001 of $27,748 includes $3,089 of amounts previously classified as extraordinary gain on early extinguishment of debt in interest expense as a result of the adoption of Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Aside from this item, interest expense increased by $3,563 due primarily to a higher average outstanding debt balance in fiscal 2001 reflecting the $275,000 Senior Notes issued in June 2001, offset in part by a lower interest rate on the Senior Notes and interest income earned on cash and cash equivalents.

Income tax expense (benefit) was $10,264 and ($2,223) for fiscal 2001 and 2000, respectively. In fiscal 2001, the Company recorded a $16,079 valuation allowance for certain state and federal deferred tax assets resulting from temporary differences for which the potential to realize the tax benefit is uncertain.

Liquidity and Capital Resources

As of September 30, 2002, the Company was not in compliance with certain of its covenants under its then existing credit agreement, including the interest coverage and leverage ratios. The Company’s lenders agreed to waive those covenant breaches.

The Company and its lenders agreed to amend and restate its credit facility on January 21, 2003. The amended and restated facility (the “Credit Facility”), due in March 2006, initially provides for availability equal to the lesser of (1) $13 million plus $6.219 million of letters of credit or (2) 85% of eligible accounts receivable, as defined in the Credit Facility. On or prior to March 31, 2003, contingent upon the completion of diligence reviews by the agent for the lenders, successful syndication of the loan by the agent and satisfaction of other customary conditions, availability under the Credit Facility will increase to $50 million, subject to the level of the Company’s borrowing base, as defined in the Credit Facility. There can be no assurance that the Company will satisfy the conditions to increase the availability under the Credit Facility. The Credit Facility contains covenants which limit capital expenditures, require certain minimum cash flow levels and require certain minimum levels of availability.

AET has $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”) outstanding. The Senior Notes are unsecured obligations of AET. The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

AET also has $6,500 of revenue bonds outstanding which are due November 4, 2004 and which are partially secured by a letter of credit issued under the Credit Facility.

In fiscal 2003, the Company expects a loss of approximately $3,000 to $5,000 and to generate operating cash flows of approximately $5,000 to $8,000 and earnings before interest taxes depreciation and amortization of approximately $45,000 to $50,000. The Company’s estimates are based on the following assumptions:

•
A successful increase in the general level of selling prices in fiscal 2003 for the Company’s products, which management is reasonably confident will be achieved given the outcomes of two price increases in fiscal 2002,

•	An improvement in the sales mix, and

•
A decrease in operating costs as a result of the restructuring announced in September 2002 (and more fully described in Note 9) which is expected to save the Company approximately $5,000 annually, and the elimination of certain costs incurred in fiscal 2002 including the restructuring charges of $9,002, the plant shutdown costs of $3,400, and the QPF integration costs of $950.

Management believes the cash flows from the Company’s operations in fiscal 2003 and the expected availability under the Credit Facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations The Company’s primary non-operating cash obligations in fiscal 2003 will consist of capital expenditures of approximately $18,000 and restructuring obligations of approximately $5,000.

Operating Activities

Operating activities for fiscal 2002 used $4,021 of cash, which was the result of net loss before depreciation and other non-cash charges of $12,548, and cash generated from changes in working capital of $8,527 due to the following:

Decrease in inventory	$2,358
Increase in accounts receivable	(607)
Increase in prepaid expenses and other current assets	(856)
Increase in accounts payable and accrued expenses	5,503
Other	2,129

Cash generated from working capital	$8,527

Inventory decreased in fiscal 2002 due to temporary plant shutdowns taken in the fourth fiscal quarter specifically aimed at reducing inventory levels. Prepaid expenses and other assets increased primarily due to contributions made to the Company’s retirement plans that are described in Note 15 to the consolidated financial statements. Accounts payable and accrued expenses increased primarily due to the restructuring reserve recorded in September 2002 as described in Note 9 to the consolidated financial statements.

Operating activities for fiscal 2001 generated $4,425 of cash, which was the result of net income before depreciation and other non-cash charges of $11,855 and an increase in working capital requiring cash of $7,430 due to the following:

Decrease in inventory	$8,836
Increase in accounts receivable	(1,438)
Increase in prepaid expenses and other current assets	(3,240)
Decrease in accounts payable and accrued expenses	(6,460)
Other	(5,128)

Cash used for working capital	$(7,430)

Inventory decreased primarily as the result of a decline in the cost of polypropylene resin, the Company’s primary raw material. Accounts receivable increased due to increased sales volumes in fiscal 2002. Prepaid expenses and other assets increased primarily due to contributions made to the Company’s retirement plans that are described in Note 15 to the consolidated financial statements. Accounts payable and accrued expenses decreased due to reductions in the cost of polypropylene resin, as well as a decline in accrued interest arising from the change in the semi-annual interest payment on the Senior Notes from an April and October payment schedule to a January and July payment schedule.

Operating activities for the 2000 used $6,846 of cash, which was the result of net income before depreciation and other non-cash expenditures of $12,687, and an increase in working capital used $19,533 of cash due to the following:

Increase in inventory	$(4,448)
Increase in accounts receivable	(6,746)
Increase in prepaid expenses and other current assets	(4,239)
Decrease in accounts payable and accrued expenses	(4,271)
Other	171

Cash used for working capital	$(19,533)

The increase in inventory was primarily due to a rise in the cost of polypropylene resin, the Company’s primary raw material.

Prepaid expenses and other assets increased primarily due to contributions made to the Company’s retirement plans, in addition to increases in prepaid rental expenses.

Accounts payable and accrued expenses decreased primarily due to reductions in restructuring reserves and accrued salaries and benefits.

Investing Activities

In fiscal 2002, investing activities used $972 of cash as a result of the following:

Additions to property, plant and equipment, net	$(25,253)
Repurchase of leased assets	(17,156)
Proceeds from sale-leaseback	18,225
Collection of receivable from sale of division	23,212

$(972)

In March 2002, the Company purchased certain leased equipment for $17,156. The Company sold and leased back, under a 7 year operating lease, a portion of that equipment (aggregating $7,989) and realized proceeds of $18,225. In addition to that equipment, the Company expended $26,756, primarily for additions to its manufacturing facilities and related equipment and received proceeds of $1,503 from the sale of property, plant and equipment. The net proceeds from the sale of the speciality nets and nonwovens division in September 2001 of $23,212 were received in the first quarter of fiscal 2002.

In fiscal 2001, investing activities used cash of $43,529 for capital expenditures and acquisition of QPF assets. Capital expenditures of $21,785 relate primarily to additions to manufacturing facilities and related equipment. In June 2001, the Company acquired certain assets including machinery and equipment, intellectual property and inventory from QPF L.L.C. for $21,744.

In 2000, investing activities used $22,096 solely as a result of additions to property, plant and equipment.

Financing Activities

In fiscal 2002, financing activities generated $378 of cash. Proceeds of stock options during the year aggregated $993. The Company incurred debt issuance costs of $615.

In fiscal 2001, financing activities generated $58,043 of cash due primarily to $270,859 raised from the issuance of the Senior Notes and $203,000 utilized to pay off debt.

In fiscal 2000, financing activities generated $27,707 of cash, of which $27,000 was raised from borrowing under the credit facility.

Contractual Obligations

Below is a summarized list of our contractual obligations relating to long term debt and non-cancelable operating leases, employment and severance agreements at September 30, 2002.

Contractual Obligations (payments due by period):	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long term debt (including interest)	$541,062	$29,562	$59,125	$59,125	$393,250
Operating leases	56,196	12,292	22,921	19,408	1,575
Employment agreements	4,819	2,278	2,541
Severance agreements	4,221	4,221

Total Contractual Obligations	$606,298	$48,353	$84,587	$78,533	$394,825

Long term debt obligations include annual interest payments of $29.6 million on the Company’s Senior Notes totaling $266.1 million over the remaining term of the Senior Notes and principal repayment of $275 million on the Senior Notes at maturity. The Senior Notes mature on July 1, 2011.

Inflation

Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the costs of materials and labor and inflation. The costs of raw materials make up a significant portion of the Company’s costs and have historically fluctuated. It cannot be assumed, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing, as evidenced by the market dynamics in fiscal year 2002 when the price of polypropylene resin significantly increased due to the rising price of crude oil. During 2002, the Company was only able to pass on a portion of the cost increase to customers due to overcapacity in the OPP films market.

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets are generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company’s second and third fiscal quarters, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors mentioned in this prospectus.

New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business follows.

On October 1, 2001, the Company adopted Statement of Financial Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET’s acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001 (the date of adoption of SFAS No. 142).

In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Asset,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 is effective for the Company in fiscal 2003, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 but can be early adopted. The provisions of SFAS 145 related to Statement No. 13 is applicable to transactions occurring after May 15, 2002. The Company adopted SFAS 145 in fiscal 2002 which resulted in the reclassification of the amount previously recognized as early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

In June 2002, the FASB issued Statement No. 146, Accounting for “Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit activities initiated in fiscal year 2003.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, and intangible assets. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

Revenue Recognition.    Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with delivery terms at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided in accordance with SFAS No. 48 based on significant historical experience.

Asset Valuation.    Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets. Asset valuation is governed by various accounting principles, including Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (to be superceded in fiscal year 2003 by SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”), SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based primarily upon the age of inventory held and market conditions. Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows. Changes in judgments on any of these factors could impact the value of the asset.

Concentrations of Credit Risk.    Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. Our allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past ten years, annual bad debt expense has averaged approximately $690 and ranged from $206 in fiscal year 1995 to $1,713 in fiscal 2002. As was the case in fiscal 2002, bankruptcy or other significant financial deterioration of any significant customers could impact their ability to satisfy their receivables with us. While we believe our allowance for bad debts at September 30, 2002 of $1,783 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase our allowance for future bad debts.

Inventories.    Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market with cost determined using a weighted average-cost method. We determine the market value of our raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and record a write down of inventory cost to market, when applicable. Polypropylene, the Company’s major raw material, is petroleum based and prices can fluctuate significantly and, as discussed above, increases in raw material prices can not always be passed on to customers. Additionally, from time to time, the Company has been able to utilize secondary markets to liquidate excess inventories. If raw material prices were to increase and the Company were unable to raise its prices or if the Company’s ability to liquidate excess inventories was significantly diminished, additional inventory reserves may be necessary.

Excess of Cost Over Fair Value of Net Assets Acquired.    The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during 2002. Our market capitalization and net assets at September 30, 2002 were $49,582 and $38,761, respectively. Additionally, based on our discounted cash flow projections and other market-related data, the Company believes that at September 30, 2002 the fair value of the Company exceeds its net assets. If the projected cash flows and other projected operating results are not achieved, we would decrease the estimated fair value of our business and a full or partial impairment of our goodwill balance of $9,874 would be necessary.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Contracts

The Company had entered into foreign exchange contracts, the last of which expired in May 2000, to hedge firm purchase commitments for the purchase of equipment denominated in German Marks and Pounds Sterling. Gains and losses on the contracts which resulted from market risk associated with changes in the market values of the underlying currencies were deferred and reported as part of capitalized assets. For the fiscal years ended September 30, 2002 and 2001, the Company did not enter into foreign exchange contracts for trading or speculative purposes.

Short-Term and Long-Term Debt

AET is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. At September 30, 2002, the Company maintained a revolving credit facility which bore interest at a variable rate. Average borrowings under this facility were approximately $167 for the year ended September 30, 2002. A 10 percent increase in market rates would not have had a material impact on fiscal 2002 results of operations. At September 30, 2002, the Company had no outstanding short-term debt and long-term debt outstanding of $277,876, all of which was at a fixed interest rate, other than the Company’s $6,500 of revenue bonds, which bear interest at the lender’s variable rate plus 0.25%. The interest rate on the revenue bonds was 2.1% at September 30, 2002.

The Company does not enter into financial instrument transactions for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this item is set forth on pages F-1 through F-23 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a on pages 10-11 of this report.

The directors of AET are as follows:

Director Name	Age	Position	Since
Amin J. Khoury	63	Chairman of the Board	October 1986
Thomas E. Williams	56	Director	December 1992
Nader A. Golestaneh*†	42	Director	October 1986
Richard G. Hamermesh*	54	Director	October 1986
Mark M. Harmeling†	50	Director	October 1986
Joseph J. O’Donnell*	58	Director	October 1986

*	Member Audit Committee
†	Member Stock Option and Compensation Committee

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Business Experience of Directors

Amin J. Khoury – Founder and Chairman of the Board of Directors of the Company since October 1986; Subsequent to Thomas E. Williams’ retirement as President and Chief Executive Officer in September 2002, Chief Executive Officer of the Company; from October 1986 to August 1993, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Director of Brooks Automation, Inc., a leader in semiconductor, tool and factory automation solutions for the global semiconductor industry; Director of Synthes-Stratec, Inc., one of the world’s leading orthopedic trauma companies.

Thomas E. Williams – Director of the Company since December 1992; President and Chief Executive Officer of the Company from August 1993 until September 2002, when Mr. Williams retired as President and Chief Executive Officer; President and Chief Operating Officer of the Company from December 1992 until August 1993; from 1988 until 1992, President and Chief Executive Officer of Home Innovations, Inc., a home furnishings company; from 1980 until 1988, held a number of executive positions with PepsiCo, Inc.

Nader A. Golestaneh – Director of the Company since 1986; since 1990, President of Centremark Properties, Inc., a real estate management and development company; since 1986, attorney in private practice in Boston, Massachusetts.

Richard G. Hamermesh – Director of the Company since 1986; since 2000, professor of Management Practice at the Harvard Business School; co-founded and served until 2000 as a Managing Partner for the Center for Executive Development, an independent executive education and training firm; Director of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products.

Mark M. Harmeling – Director of the Company since 1986; since 2001, partner of TA Realty Associates, a real estate advisory firm; from 1991 to 2000, President of Bay State Realty Advisors, a real estate consulting firm; from 1997 to 1999, an executive of the A. G. Spanos Corporation, a leading developer of multifamily residential complexes; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

Joseph J. O’Donnell – Director of the Company since 1986; since 1978, Chairman of the Board and President of Boston Concessions Group, Inc., a company that manages food service operations in approximately 40 states in the leisure and recreation markets.

ITEM 11.    EXECUTIVE COMPENSATION

“Executive Compensation” described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

“Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Employment Contracts and Termination of Employment Arrangements” described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report and concluded that the Company’s controls and procedures relating to the processing of routine or systemic transactions were effective and that its controls and procedures relating to the accounting for its non-routine transactions, such as acquisitions and restructurings of operations, could be improved by closer coordination between the Company’s finance, operations and reporting personnel and earlier utilization of the expertise in financial reporting matters of its outside advisors. They also determined that the Company’s controls and procedures had been enhanced by the closure of the Company’s former executive office in Peabody, Massachusetts and the centralization of the Company’s primary accounting, reporting and operations personnel at its New Castle, Delaware facility and the Company’s commitment to work more closely with its outside advisors on non-routine transactions. The Company’s principal executive officer and principal financial officer further concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation. The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A.  Financial Statements

Consolidated Balance Sheets, September 30, 2002 and 2001
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the Years Ended September 30, 2002, 2001, and 2000

All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B.  Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation.
3.1.1(m)	Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.1.2(l)	Amendment dated March 26, 1999 to Amended and Restated Certificate of Incorporation.
3.2(m)	Amended and Restated By-Laws.
4.3(a)	Specimen Common Stock Certificate.
4.4(o)	Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.
10.1.1(q)	Waiver and Amendment No. 3 to the Credit Agreement dated as of December 10, 2001.
10.1.2 (f)	Amendment No. 4 to the Credit Agreement dated as of March 30, 2002.
10.1.3 (e)	Amendment No. 5 to the Credit Agreement dated as of June 30, 2002.
10.1.4*	Amended and Restated Credit Agreement dated as of September 20, 2002 between the Registrant and JPMorgan Chase Bank as Administrative Agent.
10.2(b)	1986 Stock Option Plan.
10.3(k)	Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.4(c)	1991 Stock Option Plan, as amended.
10.5(k)	Amendment dated December 7, 1999 to the 1991 Stock Option Plan, as amended.
10.6(b)	1991 Stock Option Plan for Directors.
10.6.1(k)	Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors.
10.7(d)	1994 Stock Option Plan, as amended.
10.8(k)	Amendment dated December 7, 1999 to the 1994 Stock Option Plan.
10.9(i)	2001 Stock Option Plan for Directors.
10.10(r)	2001 Share Incentive Plan.
10.11(e)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and David N. Terhune.
10.12(e)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Amin J. Khoury.

10.13(e)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Thomas E. Williams.
10.13.1*	Agreement between Registrant and Thomas E. Williams dated September 30, 2002.
10.14.1(g)	Amended and Restated Executive Deferred Compensation Retirement Plan dated August 10, 2001.
10.14.2*	Amendment to Executive Deferred Compensation Retirement Plan dated December 9, 2002.
10.15.1(e)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002, as amended as of August 1, 2002.
10.15.2(g)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated August 14, 2001.
10.15.3*	Amendment to 1999 Supplemental Executive Retirement Plan dated December 9, 2002.
10.16(k)	1999 Deferred Compensation Trust dated November 30, 1999.
10.17.1(p)	Equipment Lease Agreement dated as of December 29, 1997 between Registrant and LaSalle National Leasing Corporation.
10.17.2(j)	Letter Agreement dated April 28, 1999 amending Equipment Lease Agreement dated as of December 29, 1997.
10.17.3(f)	Master Lease Agreement dated as of March 27, 2002 between Registrant and General Electric Capital Corporation.
10.18(m)	Asset Purchase and Sale Agreement dated as of April 3, 1998 between the Registrant and ProNet Corporation.
10.20.1(h)	Asset Purchase Agreement among Applied Extrusion Technologies, Inc., QPF, L.L.C. and Hood Companies, Inc., dated as of May 3, 2001.
10.20.2(h)	Amendment No. 1 to Asset Purchase Agreement by and among Applied Extrusion Technologies, Inc., QPF, L.L.C. and Hood Companies, Inc., dated June 12, 2001.
10.20.3(g)	Amendment No. 2 to Asset Purchase Agreement by and among Applied Extrusion Technologies, Inc., QPF, L.L.C. and Hood Companies, Inc., dated December 20, 2001.
10.21(s)	Form of Exchange Note due 2001 (filed as an Exhibit to Item 10.22).
10.22(s)	Indenture dated as of June 19, 2001 by and among the Registrant, Applied Extrusion Technologies (Canada), Inc. and the Wells Fargo Bank Minnesota, National Association, as Trustee.
10.23(s)
Registration Rights Agreement dated as of June 19, 2001 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities, Inc., Credit Suisse First Boston Corporation and Deutsche Bank Alex. Brown, Inc.

10.24*	Employment Agreement dated as of April 1, 2001 between the Registrant and Terry E. Smith.
10.24.1*	Employment Agreement Modification dated as of June 24, 2002 between the Registrant and Terry E. Smith.
10.25*	Employment Agreement dated as of March 1, 2001 between the Registrant and Brian P. Crescenzo.
10.26(n)	1996 Employee Stock Purchase Plan.
21*	Subsidiaries of the Registrant.
23*	Independent Auditors’ Consent – Deloitte & Touche LLP.
99.1*	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
99.2*
Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amin J. Khoury, Principal Executive Officer of Applied Extrusion Technologies, Inc.

99.3*
Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian P. Crescenzo, Principal Financial Officer of Applied Extrusion Technologies, Inc.

*Filed herewith

(a)	Contained in Exhibits to Registrant’s Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.

(b)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 33-64656), filed with the Commission on June 18, 1993.
(d)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-39122), filed with the Commission on June 13, 2000.
(e)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2002.
(f)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2002.
(g)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2001.
(h)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2001.
(i)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-61976), filed with the Commission on May 31, 2001.
(j)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 1999.
(k)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999.
(l)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 1999.
(m)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1998.
(n)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-01464), filed with the Commission on February 16, 1996.
(o)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 1998.
(p)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 14, 1998.
(q)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended December 31, 2001.
(r)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-51354), filed with the Commission on December 6, 2000.
(s)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-4 (No. 333-65294), filed with the Commission on July 18, 2001.

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

APPLIED EXTRUSION TECHNOLOGIES, INC.

By:	/s/ Brian P. Crescenzo
Vice President Finance, Secretary and Treasurer
January 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Amin J. Khoury	/s/ Nader A. Golestaneh
Amin J. Khoury, Chairman of the Board and Chief Executive Officer January 22, 2003	Nader A. Golestaneh, Director January 22, 2003

/s/ Thomas E. Williams	/s/ Joseph J. O’Donnell
Thomas E. Williams, Director January 22, 2003	Joseph J. O’Donnell, Director January 22, 2003

/s/ Mark M. Harmeling	/s/ Richard G. Hamermesh
Mark M. Harmeling, Director January 22, 2003	Richard G. Hamermesh, Director January 22, 2003

CERTIFICATION

I, Amin J. Khoury, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Extrusion Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2003

/s/ Amin J. Khoury
Amin J. Khoury Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Brian P. Crescenzo, certify that:

1. I have reviewed this annual report on Form 10-K of Applied Extrusion Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2003

/s/ Brian P. Crescenzo
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and 2001
(In thousands, except per share amount)

	2002	2001
		(As Restated – See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$17,558	$22,176
Short-term receivable	—	23,212
Accounts receivable, net of allowance for doubtful accounts of $1,783 and $1,801 at September 30, 2002 and 2001, respectively	40,010	41,117
Inventory	32,531	34,889
Prepaid expenses and other assets	2,365	1,495

Total current assets	92,464	122,889
Property, plant and equipment, net	276,916	265,536
Goodwill, net	9,874	11,344
Other intangibles, net	11,043	12,019
Other assets	14,765	14,070

	$405,062	$425,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,701	$12,860
Accrued expenses and other current liabilities	33,348	25,551
Accrued interest	7,428	8,585

Total current liabilities	51,477	46,996
Long-term debt	277,876	277,462
Long-term liabilities	36,948	32,578
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no shares issued
Common stock, $.01 par value; authorized, 30,000 shares, 13,048 and 12,796 shares issued at September 30, 2002 and 2001, respectively	130	128
Additional paid-in capital	103,250	101,580
Accumulated deficit	(56,789)	(25,038)
Accumulated other comprehensive loss	(5,577)	(5,271)

	41,014	71,399
Treasury stock, at cost, and other, 183 and 250 shares at September 30, 2002 and 2001, respectively	(2,253)	(2,577)

Total stockholders’ equity	38,761	68,822

	$405,062	$425,858

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 2002, 2001 and 2000
(In thousands, except per share amounts)

	2002	2001	2000
		(As Restated – See Note 2)	(As Restated – See Note 2)
Sales	$252,092	$279,840	$268,375
Cost of sales	208,099	222,719	219,546

Gross profit	43,993	57,121	48,829
Operating expenses:
Selling, general and administrative	32,085	28,639	27,152
Research and development	6,605	6,419	6,759
Restructuring charges	9,002	—	—
Loss on sale of assets	—	7,054	—
QPF acquisition and integration costs	950	2,548	—
Share incentive plan	—	861	—

Total operating expenses	48,642	45,521	33,911
Operating profit (loss)	(4,649)	11,600	14,918
Interest expense, net:
Interest expense	29,820	28,032	21,182
Interest income	673	284	86

Interest expense, net	29,147	27,748	21,096
Loss before income taxes	(33,796)	(16,148)	(6,178)
Income tax expense (benefit)	(2,045)	10,264	(2,223)

Net loss	$(31,751)	$(26,412)	$(3,955)

Loss per common share
Basic and diluted	$(2.55)	$(2.23)	$(0.33)
Average common shares outstanding
Basic and diluted	12,465	11,854	11,829

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2002, 2001 and 2000
(In thousands)

	Voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance, September 30, 1999
(As restated – see Note 2)	11,575	$116	$97,701	$5,329	$(1,677)		$(2,517)	$98,952
Net loss (As restated – See Note 2)				(3,955)		$(3,955)		(3,955)
Profit sharing contribution	98	1	575					576
Stock issued for 401(k) match	216	2	1,286					1,288
Stock issued for employee purchases	93	1	445					446
Treasury shares and other							261	261
Exercise of stock options	37		253					253
Exchange rate changes					(823)	(823)		(823)
Tax benefits of early disposition of stock options			6					6

Comprehensive loss – (As restated – See Note 2)						$(4,778)

Balance, September 30, 2000
(As restated – See Note 2)	12,019	120	100,266	1,374	(2,500)		(2,256)	97,004
Net loss – (As restated – See Note 2)				(26,412)		(26,412)		(26,412)
Profit sharing contribution	91	1	170					171
Stock issued for share incentive plan	593	6	830					836
Stock issued for employee purchases	77	1	202					203
Treasury shares and other							(321)	(321)
Exercise of stock options	16		109					109
Exchange rate changes					(2,771)	(2,771)		(2,771)
Tax benefits of early disposition of stock options			3					3

Comprehensive loss – (As restated – See Note 2)						$(29,183)

Balance, September 30, 2001
(As restated – See Note 2)	12,796	$128	$101,580	$(25,038)	$(5,271)		$(2,577)	68,822
Net loss				(31,751)		(31,751)		(31,751)
Profit sharing contribution	57	0	427					427
Treasury shares and other							324	324
Exercise of stock options	195	2	991					993
Exchange rate changes					(306)	(306)		(306)
Stock compensation			252					252

Comprehensive loss						$(32,057)

Balance, September 30, 2002	13,048	$130	$103,250	$(56,789)	$(5,577)		$(2,253)	$38,761

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
		(As Restated – See Note 2)	(As Restated – See Note 2)
OPERATING ACTIVITIES:
Net loss	$(31,751)	$(26,412)	$(3,955)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	1,713	400	473
Depreciation and amortization	21,342	22,362	21,025
Amortization of sale-leaseback gains	(4,855)	(4,496)	(4,494)
Deferred taxes	—	10,264	(2,223)
Stock issued for retirement plans, share incentive plan and other compensation	1,003	1,032	1,861
Loss on sale of assets	—	7,054	—
Write-off of deferred debt issuance costs included in interest expense	—	1,651	—
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	(607)	(1,438)	(6,746)
Inventory	2,358	8,836	(4,448)
Prepaid expenses and other current assets	(856)	(3,240)	(4,239)
Accounts payable and accrued expenses	5,503	(6,460)	(4,271)
Other	2,129	(5,128)	171

Net cash from operating activities	(4,021)	4,425	(6,846)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(26,756)	(21,785)	(22,096)
Proceeds from sale of property, plant and equipment	1,503	—	—
Repurchase of leased assets	(17,156)	—	—
Proceeds from sale-leaseback	18,225	—	—
Collection of receivable from sale of division	23,212	—	—
Acquisition of assets	—	(21,744)	—

Net cash from investing activities	(972)	(43,529)	(22,096)

FINANCING ACTIVITIES:
Debt issuance costs	(615)	(9,786)	—
Proceeds from issuance of stock, net	993	(30)	707
Proceeds from issuance of bonds	—	270,859	—
Redemption of $150,000 senior notes	—	(150,000)	—
Borrowings (repayments) under line of credit agreement, net	—	(53,000)	27,000

Net cash from financing activities	378	58,043	27,707

Effect of exchange rate changes on cash	(3)	(28)	(823)

Change in cash and cash equivalents, net	(4,618)	18,911	(2,058)
Cash and cash equivalents, beginning	22,176	3,265	5,323

Cash and cash equivalents, ending	$17,558	$22,176	$3,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest of $2,378, $2,757 and $2,442, respectively	$31,518	$28,823	$21,888
Income taxes	—	—	—

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2002, 2001 and 2000
(In thousands, except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Applied Extrusion Technologies, Inc. and its subsidiaries (collectively “AET” or the “Company”) operate in a single business segment, which consists of the development and manufacture of oriented polypropylene (“OPP”) films used in consumer product labeling and flexible packaging applications.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Applied Extrusion Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting estimates were made in connection with the preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates affect reported amounts and disclosure of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents consist of cash and highly liquid debt instruments such as commercial paper and money market securities purchased with an original or remaining maturity of less than three months.

Marketable Securities. The Company classifies the marketable securities held in trusts for its deferred compensation plan and its supplemental executive retirement plan as “trading” securities under Statement of Financial Accounting Standard (“SFAS”) No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are computed using the specific-identification method. As the assets held in the trusts reflect amounts due to employees or beneficiaries, but available for general creditors of the Company in the event the Company becomes insolvent, the Company has recorded the investment balances in other assets and has established a corresponding long-term liability.

The marketable securities held in trusts consist of investments in mutual funds and debt securities at September 30, 2001 and 2002. Unrealized gains (losses) included in earnings were $(448), $(163) and $0 in fiscal 2002, 2001 and 2000.

Fair Value of Financial Instruments. As of September 30, 2002 the fair value of all financial instruments, except for Senior Notes Payable, approximate their carrying amounts in the consolidated balance sheets. This is due to the short term maturity of such instruments and the floating interest rate associated with certain instruments which have the effect of repricing such instruments regularly. Senior Notes Payable, with a carrying value of $271,376 at September 30, 2002 have an estimated fair value of $188,375.

Derivative Instruments. The Company records all derivatives as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not have any derivative instruments at September 30, 2002 and 2001.

Inventory is stated at the lower of cost or market, with cost determined using an average-cost method.

Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided using the straight-line method over estimated useful lives. Estimated useful lives are 39 years for building and improvements and 5 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated life of the improvement or the remaining lease term. Expenditures for routine maintenance and repairs are charged to expense as incurred. The Company capitalizes interest associated with significant construction of property, plant and equipment.

Intangibles and deferred finance charges include intellectual property, customer lists, goodwill and costs associated with the issuance of debt. Amortization of intangibles is being recognized using the straight-line method based upon the economic useful lives of the assets, principally over ten years. Amortization of deferred finance charges over the term of the related debt, is included in net interest expense.

On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET’s acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001. Goodwill amortization expense in 2001 and 2000 was not material.

The Company has completed its transitional and annual impairment test of goodwill required by SFAS No. 142 and no impairment was indicated.

Income Taxes.    The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The provision for income taxes in the consolidated statements of operations is the actual computed tax obligation or receivable for the period, plus or minus the change during the period in net deferred income tax assets and liabilities.

Revenue Recognition.    Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with delivery terms at the point of shipment. The Company provides its customers with a right of return. A reserve for sales returns, based on significant historical experience, has been recorded.

Foreign operations.    Assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rate on the balance sheet date. The results of foreign subsidiary operations are translated using average rates of exchange during each reporting period. Gains and losses upon translation are deferred and reported as a component of other comprehensive income. Foreign currency transaction gains or losses are recorded directly in the statement of operations.

Earnings Per Share.    SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted”. Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding less contingently returnable shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Shares used in the calculation of basic and diluted earnings per share are calculated as follows:

	September 30, 2002	September 30, 2001	September 30, 2000
Weighted-average shares outstanding	12,748	12,420	11,829
Less:
Contingently returnable shares	283	566	–

Average common shares outstanding – basic and diluted	12,465	11,854	11,829

The Company has excluded 2,680, 3,254, and 3,146 of outstanding stock options from the computation of earnings per share in 2002, 2001, and 2000, respectively, as they are anti-dilutive.

Impairment of long-lived assets.    The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

Comprehensive income (loss).    Comprehensive income includes all changes in equity during the period except those resulting from transactions with owners of the Company. The only item that the Company currently records as comprehensive income or loss, other than net income or loss, is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company’s foreign operations.

Certain new accounting pronouncements.    In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 but can be early adopted. The provisions of SFAS No. 145 related to Statement No. 13 is applicable to transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 in fiscal 2002 which resulted in the reclassification of the amount previously recognized as an extraordinary loss on early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

In June 2002, the FASB issued Statement No. 146, Accounting for “Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit activities initiated in fiscal year 2003.

Reclassifications.    Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS.

Subsequent to the issuance of its 2001 Annual Report on Form 10-K, the Company determined that: (1) the gains recognized on the three sale-leaseback transactions it entered into in January 1998, April 1999 and March 2002 should have been recognized over longer periods; and (2) certain leased equipment included in the 1998 restructuring charge related to its Covington, Virginia facility was either subsequently put back in service or was never taken out of service, requiring reversal of a portion of the restructuring charge recorded in 1998. The Company determined that the correction of these errors requires it to restate its financial statements for the first, second and third quarters of fiscal year 2002 and fiscal years 1998 through 2001.

In addition, the Company determined that the following items should also be restated on its interim financial statements for the first three quarters of fiscal year 2002: (1) certain costs related to the integration of the acquisition of the QPF LLC business acquired in June 2001 were recorded as adjustments to a purchase accounting reserve when they should have been recognized as operating expenses; (2) the Company should have recognized depreciation expense and stopped capitalizing interest and other excluded costs on a portion of the OPP film line in the Company’s Varennes, Canada plant beginning in April 2002 when that portion of the line was completed; and (3) due to the uncertainty associated with realizing the future benefit of tax losses, the tax benefit that the Company recorded in fiscal 2002 should only reflect the $2.0 million income tax refund received in June 2002, which was due to the change in the tax law regarding carryback of operating losses, and that, aside from this item, the Company’s fiscal 2002 effective tax rate will be zero.

Description of Restatement Items

Amortization of Gains on Sale-Leaseback Transactions

The Company entered into sale-leaseback transactions in January 1998, April 1999 and March 2002. The Company has been recognizing each of the gains over the period from the inception of the lease to the date of the early buyout option in the lease. The Company has determined that for each lease the gain should have been amortized over the initial lease term and the lease term subsequent to the early buyout option. The January 1998 gain of $29.0 million was being amortized over 5 years, and should have been amortized over 10 years. The April 1999 gain of $11.1 million was being amortized over 3 years, and should have been amortized over 7 years. Additionally, the rental payments on the April 1999 lease were less in the years subsequent to the date of the early buyout option and the aggregate rental payments should have been recognized in equal per annum amounts over the term of the lease. The Company exercised the early buyout option on the April 1999 lease in March 2002, and entered into a new sale-leaseback transaction for certain of that equipment. The gain on the March 2002 transaction was originally calculated as $8.3 million. However, due to the errors in accounting for the April 1999 gain, the gain should have been $10.2 million. Additionally, the amount of the equipment repurchased and not subject to the sale-leaseback transaction, which had been recorded as $7.2 million, should have been recorded net of the unamortized gain of $3.5 million and the amount of the prepaid rental payments of $1.5 million. The March 2002 gain was being amortized over 3 years and should have been amortized over 5 years.

The effect of the correction of these errors decreased net assets at October 1, 1999 by $5.4 million and increased annual operating lease expense in fiscal years 2000 and 2001 by $4.0 million.

Covington, Virginia Restructuring

During September 1998, in response to a decrease in demand for tubular film and industry overcapacity, the Company announced a restructuring plan to reduce output and related costs at the Covington, Virginia plant. The Company recorded a charge of $18.3 million for costs associated with the restructuring. This charge included $12.0 million for future rental payments on leased assets that were anticipated to be idled. Certain leased equipment, planned to be idled, remained in production, or was initially taken out of service but restarted in November 1999. The portion of the reserve related to the equipment that was never taken out of service ($3.4 million) should not have been included in the restructuring charge in fiscal year 1998. The portion of the restructuring charge related to the restarted equipment ($2.2 million) should have been reversed in fiscal year 1999. The correction of this error also results in additional operating lease expense in fiscal years 2000 and 2001 of $0.3 million and $0.3 million, respectively.

Income Tax Expense (Benefit)

The change in the income tax expense (benefit) on the adjustments due to the correction of the errors described above decreased the income tax benefit recognized in fiscal year 2000 by $1.5 and increased the income tax expense in fiscal year 2001 by $1.5 million.

The correction of the above items resulted in the restatement of certain amounts on the balance sheet as of September 30, 2001 and the statements of operations for fiscal years 2001 and 2000 are as follows:

	September 30, 2001
Balance Sheet	As reported	As restated
Other assets	$11,550	$14,070
Total assets	423,338	425,858
Accrued expenses and other current liabilities	27,552	25,551
Long-term liabilities	18,102	32,578
Accumulated deficit	(16,559)	(25,038)
Accumulated other comprehensive loss	(3,795)	(5,271)
Total stockholders’ equity	78,777	68,822

	Fiscal year 2001		Fiscal year 2000
Statements of Operations	As reported	As restated	As reported	As restated
Cost of sales	$218,430	$222,719	215,256	$219,546
Income tax expenses (benefit)	9,872	10,264	(679)	(2,223)
Net loss	(20,619)	(26,412)	(1,209)	(3,955)
Net loss per share – basic and diluted	(1.66)	(2.23)	(0.10)	(0.33)

3.  OPERATIONS AND FINANCING

The Company has incurred net losses of $31,751, $26,412, and $3,955 in fiscal years 2002, 2001 and 2000, respectively. As a result of these losses, the Company had an accumulated deficit of $56,789 as of September 30, 2002.

At September 30, 2002, the Company was not in compliance with certain of its covenants under its then existing credit agreement, including the interest coverage and leverage ratios. The Company’s lenders agreed to waive those covenant breaches.

The lenders agreed to amend and restate its credit facility on January 21, 2003. The amended and restated facility (the “Credit Facility”), due in March 2006, initially provides for availability equal to the lesser of (1) $13 million plus $6 million of letters of credit or (2) 85% of eligible accounts receivable, as defined in the Credit Facility. On or prior to March 31, 2003, contingent upon the completion of diligence reviews by the agent for the lenders, successful syndication of the loan by the agent and satisfaction of other customary conditions, availability under the Credit Facility will increase to $50 million, subject to the level of the Company’s borrowing base, as defined in the Credit Facility. There can be no assurances that the Company will satisfy the conditions to increase the availability under the Credit Facility. The Credit Facility contains covenants which limit capital expenditures, require certain minimum cash flow levels and require certain minimum levels of availability.

Management believes the cash flows from the Company’s operations in fiscal 2003 and early fiscal 2004 and the expected availability under the Credit Facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned capital expenditures and meet its cash flow obligations as they become due, and maintain compliance with its covenants. Ultimately, the Company must achieve sufficient revenues to support its cost structure.

4.  ACQUISITIONS AND DIVESTITURES

On June 30, 2001, the Company completed its acquisition of certain assets of QPF, L.L.C. The purchase price for the QPF assets was $21,744. Assets acquired included: machinery and equipment; intellectual property; intangibles; and inventory of the business. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed was $11,344, which has been recorded as goodwill. In 2002, goodwill was reduced by $1,470 relating to a reduction in an inventory disposal reserve. In conjunction with the QPF acquisition, the Company incurred certain costs of $950 and $2,548 in fiscal 2002 and 2001, respectively, which have been included in the statement of operations. In fiscal 2002, these costs were product trial costs. In fiscal 2001, the costs were directly related to the acquisition and integration of the QPF business and included legal, incentive compensation, accounting and product trial costs.

Effective September 30, 2001, the Company sold its specialty nets and nonwovens business. The gross proceeds of the transaction were $23,212. The Company recorded a loss of $7,054 on the sale of this business, reflecting the difference between the selling price and the net book value of the specialty nets and nonwovens assets, as well as transaction costs, aggregating $4,438, such as legal, banking, incentive compensation and accounting costs incurred in connection with the sale of the business.

5.    INVENTORY

Inventory consisted of the following at September 30:

	2002	2001
Raw materials	$7,796	$6,963
Finished goods	24,735	27,926

	$32,531	$34,889

6.    PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

Property, plant and equipment consisted of the following at September 30:

	2002	2001
Land	$1,684	$1,684
Buildings and improvements	48,430	41,814
Machinery and equipment	296,649	261,366

	346,763	304,864
Less accumulated depreciation	109,834	90,505

	236,929	214,359
Construction in progress	39,987	51,177

	$276,916	$265,536

Approximately $62,011 of fixed assets are located outside of the United States. Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was $19,759, $20,499 and $18,593, respectively.

The Company leases certain property and equipment under agreements generally with terms of five to ten years and which may include certain renewal options. They also include early buyout options. The Company is a party to sale and leaseback transactions entered into in January 1998 and March 2002, for which the Company recognizes rental expense over ten year and five year terms, respectively. Rental expense for the years ended September 30, 2002, 2001 and 2000 was approximately $13,969, $14,572 and $10,487, respectively.

The minimum annual rental commitments under noncancellable operating leases are as follows for each of the five years subsequent to September 30, 2002:

2003	12,292
2004	11,892
2005	11,029
2006	10,774
2007	8,634
Thereafter	1,575

$56,196

7.    INTANGIBLES AND DEFERRED FINANCE CHARGES

A summary of the components of intangibles and deferred finance charges are as follows:

		2002
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with defined lives:
Customer lists	5-15 years	$3,911	$1,942	$1,969
Deferred finance charges	2-10 years	10,401	1,327	9,074
Intangible assets with indefinite lives:
Goodwill		9,874	—	9,874

Total		$24,186	$3,269	$20,917

		2001
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with defined lives:
Customer lists	5-15 years	$3,911	$1,329	$2,582
Deferred finance charges	2-10 years	9,786	349	9,437
Intangible assets with indefinite lives:
Goodwill		11,344	—	11,344

Total		$25,041	$1,678	$23,363

In 2002, goodwill was reduced by $1,470 relating to a reduction in an inventory disposal reserve.

Amortization expense in fiscal 2002, 2001 and 2000 was $1,591, $1,545 and $1,317, respectively. The estimated annual amortization expense for the five fiscal years subsequent to September 30, 2002 are as follows:

2003	$1,625
2004	1,522
2005	1,439
2006	1,324
2007	979

8.    LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2002	2001
Industrial Revenue Bond payable November 4, 2004 at the lenders’ variable rate plus .25% (2.1% at September 30, 2002 )	$6,500	$6,500
Senior Notes payable on June 19, 2011 with 10.75% interest due semiannually on January 1 and July 1	271,376	270,962

Total long-term debt	$277,876	$277,462

On June 19, 2001 the Company issued $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”). The Senior Notes are unsecured senior obligations of AET. The indenture for the Senior Notes contains customary covenants and related provisions, including a cross default provision based on the acceleration of debt under other significant debt instruments. The issue price of each Senior Note was $984.94 per $1,000 principal amount at maturity. The bond discount is being amortized to interest expense over the life of the notes.

The Company used a portion of the proceeds from the Senior Notes to redeem the $150,000 11.5% Senior Notes due April 7, 2002. In conjunction with the redemption of these Notes, the Company recorded a loss on the early extinguishment of debt of $3,089, which is comprised of unamortized debt issuance costs and interest incurred during the 30-day call period and is recorded in interest expense.

At September 30, 2002, AET maintained a credit agreement with a group of lenders whereby the Company had a $50,000 revolving credit facility with a final maturity of September 30, 2004. The credit facility was secured by all the assets of AET. At September 30, 2002, the Company was not in compliance with certain covenants under its credit facility, including the leverage and interest coverage covenants. The lenders agreed to waive those covenant breaches. At September 30, 2002 and 2001, the Company had no borrowings outstanding under its credit facilities. At September 30, 2002, the Company had $6,231 of standby letters of credit outstanding under its credit facility, partially securing the Company’s Industrial Revenue Bonds.

The Company and its lenders agreed to amend and restate its credit facility on January 21, 2003. The amended and restated facility (the “Credit Facility”), due in March 2006, initially provides for availability equal to the lesser of (1) $13 million plus $6.219 million of letters of credit or (2) 85% of eligible accounts receivable, as defined in the Credit Facility. On or prior to March 31, 2003, contingent upon the completion of diligence reviews by the agent for the lenders, successful syndication of the loan by the agent and satisfaction of other customary conditions, availability under the Credit Facility will increase to $50 million, subject to the level of the Company’s borrowing base, as defined in the Credit Facility. There can be no assurances that the Company will satisfy the conditions to increase the availability under the Credit Facility. Loans under the Credit Facility bear interest at rates ranging from LIBOR plus 2.25 to 3.0% or prime plus 1.0 to 1.5%, depending upon the ratio of the Company’s total debt to cash flow, as set forth in the Credit Facility. The Credit Facility contains covenants which limit capital expenditures, require certain minimum cash flow levels and require certain minimum levels of availability.

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2002	2001
Accrued restructuring	$6,791	$2,470
Deferred gain on sale-leasebacks	4,950	4,495
Payroll & benefits	5,273	3,166
Market development, primarily customer rebates	7,480	4,813
Taxes and other	8,854	10,607

	$33,348	$25,551

Included in accounts payable are outstanding checks of $3,679 and $4,812 at September 30, 2002 and 2001, respectively.

2002 Restructuring

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, a realignment of the Company’s business units and the reorganization of key roles and responsibilities. The reorganization will eliminate 50 full time positions and will be implemented by March 2003. The following is a summary of the restructuring reserve as of September 30, 2002. The Company has included $542 in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total
Restructuring Charge	$6,509	$1,983	$510	$9,002
Payments/utilization for the period	(2,288)	—	—	(2,288)

Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714

1998 Restructuring

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The Company recorded a charge of $14,980 in the fourth quarter of 1998 comprised of approximately $8,207 for ongoing operating lease commitments related to idled leased equipment, $4,100 in severance and outplacement costs, and $2,673 in other charges. The following is a summary of the restructuring reserve as of September 30, 2002. The Company has included $2,629 in long-term liabilities.

Lease Commitments
Balance as of September 30, 2000	$4,486
Payments/utilization for the period	(619)
Balance as of September 30, 2001	3,867
Payments/utilization for the period	(619)

Balance as of September 30, 2002	$3,248

10.    INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

	2002	2001	2000
Current:
U.S. Federal	(2,045)	—	—
State	—	—	—

Total current	$(2,045)	$—	$—

Deferred:
U.S. Federal	2,045	(5,007)	(2,100)
State	—	(808)	(123)
Valuation Allowance	(2,045)	16,079	—

Total deferred	—	10,264	(2,223)

Total	$(2,045)	$10,264	$(2,223)

The components of the net deferred tax asset were as follows at September 30:

	2002	2001
Current Deferred Tax:
Accounts receivable	$695	$510
Inventory	968	3,219
Other assets	—	(6)
Other liabilities	8,242	4,912
Valuation allowance	(9,074)	(7,951)

Net Current Deferred Tax Asset	$831	$684

Non Current Deferred Tax:

Property, plant and equipment	(44,020)	(45,246)
Other assets	12,993	9,360
Other liabilities	—	228
Tax credits and loss carryforwards	54,171	44,777
Valuation allowance	(23,975)	(9,803)

Net Non-Current Deferred Tax Liability	(831)	(684)

Total Net Deferred Tax Asset	$0	$0

At September 30, 2002, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $130,021 (expiration commencing in 2006 through 2020) and state net operating loss carryforwards of $126,727 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $443, alternative minimum tax credit carryforwards of $2,672 and state investment tax credits of $319 (expiration commencing in 2005).

The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these assets.

The income tax benefit in 2002 of $2,045 represents a reversal of a previously reserved alternative minimum tax asset refunded in fiscal 2002 due to the change in the tax law increasing the loss carryback period.

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Statutory tax rate	35.0%	35.3%	35.0%
State income taxes, net of federal tax benefits	4.0%	3.7%	3.4%

Subtotal	39.0%	39.0%	38.4%
Valuation allowance	(32.9)%	(102.6)%	(2.4)%

Total	6.1%	(63.6)%	36.0%

11.    STOCKHOLDERS’ EQUITY

Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

The Company has an employee stock purchase plan, under which employees could defer a portion of their compensation and purchase AET shares at a discount. The Company discontinued offering benefits under this plan in December 2000. Purchases through payroll deductions were made on a semiannual basis. At September 30, 2002, 77 shares were available under the plan for future purchases.

A total of 54 shares are held in treasury under a deferred compensation plan, which is discussed in further detail in Note 15.

In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a “Junior Preferred Stock Purchase Right” (a “Right”) to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET’s Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET’s Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 2002, there were 13,048 Junior Preferred Stock Purchase Rights outstanding.

12.    STOCK OPTIONS

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 2002, options to purchase 855 shares of Company common stock were available for issuance.

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s common stock at the date of the grant. In connection with the retirement of Thomas E. Williams as Chief Executive Officer of the Company, in accordance with the terms of his separation agreement, the Company has recognized the cost of the modification of Mr. Williams’ options to purchase 625 shares as part of the restructuring charge.

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for 2002, 2001 and 2000, the Company’s fiscal 2002, 2001 and 2000 net loss and loss per share on a pro forma basis would have been as follows:

	2002	2001	2000
Net Loss:
As reported	$(31,751)	$(26,412)	$(3,955)
Pro forma	(33,292)	(27,824)	(5,685)
Basic and Diluted Loss per Share:
As reported	(2.55)	(2.23)	(.33)
Pro forma	(2.67)	(2.35)	(.48)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: expected volatility ranging from 83 to 78 percent, risk-free interest rates of approximately 4 percent and expected lives of 7 to 10 years. The weighted-average grant date fair value of options granted during the year was $3.56, $2.41, and $5.89 for 2002, 2001 and 2000 respectively.

Information concerning the Company’s option plans is as follows:

	Shares Under Option	Range of Exercise Prices	Weighted- Average Exercise Price	Exercisable
As of September 30, 1999	2,921	4.630-14.815	7.30	2,131

Granted	599	4.563-8.500	7.74
Exercised	(37)	6.625-7.250	6.81
Canceled	(112)	5.563-9.000	7.38

As of September 30, 2000	3,371	4.563-14.875	7.39	2,192

Granted	1,121	1.6875-7.34	4.82
Exercised	(16)	5.6560-7.25	6.80
Canceled	(1,340)	3.00-12.00	7.61

As of September 30, 2001	3,136	1.6875-14.8750	6.38	1,654

Granted	91	4.43-7.65	6.11
Exercised	(195)	2.125-6.75	5.10
Canceled	(304)	1.6875-9.06	5.64

As of September 30, 2002	2,728	1.6875-14.875	6.54	1,807

The following table summarizes information regarding stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 09/30/02	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable as of 09/30/02	Weighted- Average Exercise Price
$ 1.00-5.00	446	5.8	$3.0908	223	$3.8995
5.01-7.50	1,378	6.8	6.2827	763	6.4428
7.51-10.00	826	3.2	8.2104	743	8.2369
10.01-12.50	24	4.7	11.7500	24	11.7500
12.51-15.00	54	3.2	13.8372	54	13.8372

	2,728	5.5	$6.5407	1,807	$7.1563

13.    EMPLOYEE AGREEMENTS

The Company has entered into employment agreements extending for periods of up to four years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses. Total amounts payable under these agreements is $4,532.

14.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company becomes involved in litigation that is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations.

15.    EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for Board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company stock or cash which are fully accrued in the accompanying consolidated financial statements. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. There were no contributions in 2002. These contributions were made with Company stock in 2001 and 2000, valued at $171 and $1,864, respectively.

The Company has a non-qualified deferred compensation plan for certain management employees. This plan allows these employees to defer a portion of their salary and bonus until retirement or termination of their employment. At its election, the Company can make contributions to this plan representing a percentage of employee compensation. The employee can elect to have their deferred compensation invested in Company stock or selected money market and mutual funds. Company contributions made to the plan were $113, $448 and $502 in 2002, 2001 and 2000, respectively. The deferred compensation liability was $3,213 and $3,775 as of September 30, 2002 and 2001 respectively which has been included in long-term liabilities. The assets under the plan include Company stock of $206 and $529, which is included as treasury stock and investments in money market and mutual funds of $3,007 and $3,246, which is included in other assets as of September 30, 2002 and 2001, respectively.

In April 1999, the Company implemented a Supplemental Executive Retirement Plan, which has been amended, under which certain executive employees will receive benefits monthly or lump sum equal to between 50 and 75% of the average of their compensation over the three highest years, which need not be consecutive, for a period of 10 years after retirement. The plan is unfunded; however, the Company has designated $9,066 in various investments, which are included in other assets, to provide for the eventual funding of the liability.

The following table sets forth the supplemental executive retirement plan’s funded status and obligation as of September 30, 2002 and 2001:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$4,098	$2,322
Service cost	2,111	1,637
Interest cost	299	139
Plan amendment	348	—
Actuarial loss	895	—

Benefit obligation at end of year	$7,751	$4,098

Funded Status:
Projected benefit obligation in excess of plan assets	$7,751	$4,098
Unrecognized actuarial gain	479	1,558

Net benefit liability	$8,230	$5,656

The components of net periodic benefit costs for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Service cost	$2,111	$1,637	$1,544
Interest cost	299	139	47
Recognized actuarial (gain)/loss	(123)	—	—

Net periodic benefit cost	$2,287	$1,776	$1,591

For measurement purposes, a 4.0% annual rate of increase in compensation cost was assumed for 2002 and 2001. The discount rate used in determining the projected benefit obligation was 6.0% in 2002 and 2001.

16.    CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion and consumer product markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 16 percent of sales in fiscal 2002, 18 percent of sales in 2001 and 18 percent of sales in 2000, with no other customer accounting for more than 10 percent of sales in 2002, 2001 or 2000.

Information by geographic location was as follows for the years ended September 30:

	2002	2001	2000
Sales:
United States	$218,946	$236,881	$219,295
Foreign	33,146	42,959	49,080

	$252,092	$279,840	$268,375

Operating profit:
United States	$(7,571)	$10,703	$14,034
Foreign	2,922	897	884

	$(4,649)	$11,600	$14,918

No individual country, other than the United States, comprised more than 10 percent of consolidated sales or operating profit.

17.    SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2002 and 2001 were as follows:

	As Restated
	Net Sales	Gross Profit	Net Income (Loss)	Earnings (Loss) Per Share Basic	Earnings (Loss) Per Share Diluted
September 30, 2001
1st quarter	$62,724	$10,306	$(3,381)	(.29)	(.29)
2nd quarter	72,989	14,025	(53)	.00	.00
3rd quarter	72,414	16,234	(2,649)	(.22)	(.22)
4th quarter	71,713	16,556	(20,329)	(1.72)	(1.72)
September 30, 2002
1st quarter	$55,477	$10,326	$(4,740)	(.38)	(.38)
2nd quarter	63,563	11,948	(3,851)	(.31)	(.31)
3rd quarter	68,282	15,167	(570)	(.05)	(.05)
4th quarter	64,770	6,552	(22,590)	(1.80)	(1.80)

	As Reported
	Net Sales	Gross Profit	Net Income (Loss)	Earnings (Loss) Per Share Basic	Earnings (Loss) Per Share Diluted
September 30, 2001
1st quarter	$62,724	$11,378	$(2,695)	$(.23)	$(.23)
2nd quarter	72,989	15,097	633	.05	.05
3rd quarter	72,414	17,306	(1,963)	(.16)	(.16)
4th quarter	71,713	17,629	(16,594)	(1.34)	(1.34)
September 30, 2002
1st quarter	$55,477	$11,468	$(2,798)	$(.22)	$(.22)
2nd quarter	63,563	13,806	(1,485)	(.12)	(.12)
3rd quarter	68,282	16,777	441	.03	.03

APPLIED EXTRUSION TECHNOLOGIES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended September 30, 2002, 2001 and 2000
(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts:
2002	$1,801	$1,713	$1,731	$1,783
2001	1,856	400	455	1,801
2000	1,554	472	170	1,856

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Applied Extrusion Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in Item 15A. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

As discussed in Note 2, the accompanying 2001 and 2000 financial statements have been restated.

/s/ Deloitte and Touche LLP
Deloitte & Touche LLP

Boston, Massachusetts
January 17, 2003 (January 21, 2003 as to Notes 3 and 8)