Form 10-Q
period 2002-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2003-02-13
CIK 874389

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2002

APPLIED EXTRUSION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

0-19188
Delaware	51-0295865
(State of Incorporation)	(Commission File No.) (IRS Employer Identification No.)

15 Read’s Way

New Castle, DE 19720

(Address of Principal Executive Offices, Including Zip Code)

(302) 326-5500

(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

        The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of February 10, 2003 was 12,833,032.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,814	$17,558
Accounts receivable, net of allowance for doubtful accounts of $1,893 at December 31, 2002 and $1,783 at September 30, 2002	37,536	40,010
Inventory	40,818	32,531
Prepaid expenses	2,268	2,365

Total current assets	100,436	92,464
Property, plant and equipment, net	274,594	276,916
Goodwill	9,874	9,874
Other intangible assets	10,609	11,043
Other assets	15,085	14,765

	$410,598	$405,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,314	$10,701
Accrued interest	14,839	7,428
Accrued expenses and other current liabilities	33,590	33,348

Total current liabilities	59,743	51,477
Long-term debt	277,980	277,876
Long-term liabilities	36,458	36,948
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,048 shares issued at December 31, 2002 and September 30, 2002	130	130
Additional paid-in capital	103,250	103,250
Accumulated deficit	(60,047)	(56,789)
Accumulated comprehensive loss	(4,663)	(5,577)

	38,670	41,014
Treasury stock, at cost, and other, 183 shares at December 31, 2002 and September 30, 2002	(2,253)	(2,253)

Total stockholders’ equity	36,417	38,761

	$410,598	$405,062

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001

(In thousands, except per share data)

	2002	2001
		(As restated – see Note 2)
Sales	$59,361	$55,477
Cost of sales	47,179	45,151

Gross profit	12,182	10,326

Operating expenses:
Selling, general and administrative	6,220	6,675
Research and development	1,941	1,499

Total operating expenses	8,161	8,174

Operating profit	4,021	2,152

Interest expense, net:
Interest expense	7,379	7,113
Interest income	100	221

Interest expense, net	7,279	6,892
Loss before income taxes	(3,258)	(4,740)
Income tax benefit	—	—

Net loss	$(3,258)	$(4,740)

Basic and diluted loss per common share	$(.26)	$(.38)

Weighted average shares outstanding:
Basic and diluted	12,582	12,470
Net loss	$(3,258)	$(4,740)
Exchange rate changes	914	(508)

Comprehensive loss	$(2,344)	$(5,248)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2002 and 2001

(In thousands)

	2002	2001
		(As restated – see Note 2)
OPERATING ACTIVITIES:
Net loss	$(3,258)	$(4,740)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	150	120
Depreciation and amortization	6,190	5,240
Amortization of sale-leaseback gains	(1,237)	(1,124)
Stock issued for retirement plans, share incentive plan and other compensation	—	425
Changes in assets and liabilities:
Accounts receivable	2,364	5,223
Inventory	(8,286)	(5,079)
Prepaid expenses and other current assets	(145)	(1,564)
Accounts payable and accrued expenses	8,999	4,732
Other	459	3,985

Net cash from operating activities	5,236	7,218

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,988)	(8,115)
Collection of receivable from sale of division	—	23,212

Net cash from investing activities	(2,988)	15,097

FINANCING ACTIVITIES:
Borrowings under line of credit agreement, net	—	2,000
Proceeds from issuance of stock, net	—	100

Net cash from financing activities	—	2,100
Effect of exchange rate changes on cash	8	(3)

Increase in cash and cash equivalents, net	2,256	24,412
Cash and cash equivalents, beginning	17,558	22,176

Cash and cash equivalents, ending	$19,814	$46,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$54	$504
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 31, 2002 and 2001

(In thousands, except share and per share data)

1. Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the “Company” or “AET”) for the periods indicated. Results of operations for the interim period ended December 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission.

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its 2001 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2002, the Company determined that: (1) the gains recognized on the three sale-leaseback transactions it entered into in January 1998, April 1999 and March 2002 should have been recognized over longer periods; and (2) certain leased equipment included in the 1998 restructuring charge related to its Covington, Virginia facility was either subsequently put back in service or was never taken out of service, requiring reversal of a portion of the restructuring charge recorded in 1998. The Company determined that the correction of these errors requires it to restate its financial statements for the first, second and third quarters of fiscal year 2002 and fiscal years 1998 through 2001.

In addition, the Company determined that the following items should also be restated on its interim financial statements for the first three quarters of fiscal year 2002: (1) certain costs related to the integration of the acquisition of the QPF, LLC business acquired in June 2001 were recorded as adjustments to a purchase accounting reserve when they should have been recognized as operating expenses; (2) the Company should have recognized depreciation expense and stopped capitalizing interest and other excluded costs on a portion of the OPP film line in the Company’s Varennes, Canada plant beginning in April 2002 when that portion of the line was completed; and (3) due to the uncertainty associated with realizing the future benefit of tax losses, the tax benefit that the Company recorded in fiscal 2002 should only reflect the $2,045 income tax refund received in June 2002, which was due to the change in the tax law regarding carryback of operating losses, and that, aside from this item, the Company’s fiscal 2002 effective tax rate will be zero.

Description of Restatement Items

Amortization of Gains on Sale-Leaseback Transactions

The Company entered into sale-leaseback transactions in January 1998, April 1999 and March 2002. The Company had been recognizing each of the gains over the period from the inception of the lease to the date of the early buyout option in the lease. The Company has determined that for each lease the gain should have been amortized over the initial lease term and the lease term subsequent to the early buyout option. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 for additional information. The effect of the correction of these errors increased lease expense for the quarter ended December 31, 2001 by $1,000.

Covington, Virginia Restructuring

A September 1998 restructuring charge included $12,000 for future rental payments on leased assets that were anticipated to be idled. Certain leased equipment, planned to be idled, remained in production, or was initially taken out of service but restarted in November 1999. The portion of the reserve related to the equipment that was never taken out of service ($3,400) should not have been included in the restructuring charge in fiscal year 1998. The portion of the restructuring charge related to the restarted equipment ($2,200) should have been reversed in fiscal year 1999. See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 for additional information. The correction of this error resulted in additional operating lease expense of $70 for the quarter ended December 31, 2001.

QPF Acquisition Integration Costs

In fiscal year 2002, certain costs, aggregating $1,100, of integrating the QPF business acquired in June 2001 were charged to a purchase accounting reserve. The Company has determined that these costs should have been expensed as period costs in fiscal year 2002. The correction of this error resulted in additional expense of $75 for the quarter ended December 31, 2001.

OPP Film Line

The Company should have expensed certain costs included in the additions to its OPP Film Line in the Company’s Varennes, Canada plant. The correction of these errors resulted in additional cost of sales of $72 and selling, general and administrative expenses of $25 for the quarter ended December 31, 2001.

The correction of the above items resulted in the restatement of certain amounts on the statement of operations for the first quarter of fiscal 2002 as follows:

Statement of Operations

	First Quarter of Fiscal Year 2002
	As reported	As restated
Cost of sales	$44,009	$45,151
Selling, general and administrative	6,575	6,675
Income tax benefit	(700)	—
Net loss	(2,798)	(4,740)
Net loss per share—basic and diluted	(.22)	(.38)

3. Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on December 31, 2002 and September 30, 2002:

	December 2002	September 2002
Raw materials	$7,597	$7,796
Finished goods	33,221	24,735

Total	$40,818	$32,531

4. New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit activities initiated after December 31, 2002.

5. Restructuring

2002 Restructuring

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities. The reorganization eliminated 50 full time positions and is expected to be completed by March 2003. The following is a summary of the 2002 restructuring reserve as of December 31, 2002, of which $3,685 is included in accrued expenses and other liabilities and $1,268 is included in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total
Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(1,382)	(334)	(45)	(1,761)

Balance as of December 31, 2002	$2,839	$1,649	$465	$4,953

1998 Restructuring

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The following is a summary of the 1998 restructuring reserve as of December 31, 2002, of which $619 is included in accrued expenses and other liabilities and $2,480 is included in long-term liabilities.

Lease Commitments
Balance as of September 30, 2002	$3,248
Payments/utilization for the period	(149)

Balance as of December 31, 2002	$3,099

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

You should consider the risks set forth in Item 7 and Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and elsewhere in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report to reflect any future events or circumstances.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

DECEMBER 31, 2002 WITH THE THREE MONTHS ENDED DECEMBER 31, 2001

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

For the purposes of this discussion and analysis, the periods ended December 31, 2002 and 2001 are referred to as the first quarters of 2003 and 2002, respectively. All dollar amounts are in thousands.

Results of Operations

	Q1 2003		Q1 2002
	$	%	$	%
Sales	59,361	100.0%	55,477	100.0%
Cost of sales	47,179	79.5%	45,151	81.4%
Gross profit	12,182	20.5%	10,326	18.6%
Selling, general and administrative	6,220	10.5%	6,675	12.0%
Research and development	1,941	3.2%	1,499	2.7%
Operating profit	4,021	6.8%	2,152	3.9%
Interest expense, net	7,279	12.3%	6,892	12.4%
Net loss	(3,258)	(5.5)%	(4,740)	(8.5)%

Sales for the first quarter of fiscal 2003 of $59,361 were $3,884, or 7.0 percent, higher than sales for the first quarter of fiscal 2002. The 7.0 percent increase was due to a 3.6 percent increase in sales volume and a 3.3 percent increase in average selling price.

Sales outside the United States were 16.6 percent of sales for the first quarter of fiscal 2003, compared with 13.1 percent of sales for the same period in fiscal 2002, and generated operating profit of $1,514 and $844 in the first quarter of fiscal 2003 and 2002, respectively.

Gross profit for the first quarter of fiscal 2003 was $12,182, or 20.5 percent of sales, compared with $10,326, or 18.6 percent of sales for the same period in the prior year. The $1,856 increase in gross profit was due primarily to the increase in volume and price discussed above and lower manufacturing costs, partially offset by increased raw material costs and higher depreciation expense.

The Chemical Data, Inc. (CDI) average cost of polypropylene resin, AET’s primary raw material, increased by approximately 18 percent from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. AET’s raw material costs increased approximately $3,000 for the first quarter of fiscal 2003, due to raw material price increases since the first quarter of fiscal 2002, a portion of which was offset by lower operating costs. CDI projects further cost increases over the course of the year.

Selling, general and administrative expenses were $6,220 for the first quarter of fiscal 2003 compared with $6,675, or 12.0 percent of sales for the same period in 2002. Selling, general and administrative expenses decreased $455 as a result of $919 in cost savings primarily related to the restructuring announced in September 2002, offset in part by $464 in restructuring transition expenses incurred in the first quarter of fiscal 2003.

Research and development expense was $1,941, or 3.2 percent of sales for the first quarter of 2003, compared with $1,499, or 2.7 percent of sales for the same period in fiscal 2002. The $442 increase is due to additional research and development resources.

Interest expense of $7,279 was $387 higher than in the first quarter of fiscal 2002 due to lower interest income and less capitalized interest in the first quarter of fiscal 2003 compared with the same quarter in the prior year.

The effective income tax rate for the first quarter of fiscal 2003 and the first quarter of fiscal 2002 was zero.

Liquidity and Capital Resources

The Company and its lenders agreed to amend and restate its credit facility on January 21, 2003. The amended and restated facility (the “Credit Facility”), due in March 2006, initially provides for availability equal to the lesser of (1) $13,000 plus $6,219 of letters of credit or (2) 85% of eligible accounts receivable, as defined in the Credit Facility. On or prior to March 31, 2003, contingent upon the completion of diligence reviews by the agent for the lenders, successful syndication of the loan by the agent and satisfaction of other customary conditions, availability under the Credit Facility will increase to $50,000, subject to the level of the Company’s borrowing base, as defined in the Credit Facility. There can be no assurance that the Company will satisfy the conditions to increase availability under the Credit Facility. The Credit Facility contains covenants that limit capital expenditures, require certain minimum cash flow levels, and require certain minimum levels of availability.

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

Management believes the cash flows from the Company’s operations in fiscal 2003 and the expected availability under the Credit Facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations.

Operating Activities

Operating activities for the first quarter of fiscal 2003 generated $5,236 of cash, which was the result of a net profit before depreciation and other non-cash charges of $1,845, and cash generated from changes in working capital of $3,391. Inventory at December 31, 2002 increased $8,286 from September 30, 2002. The increase in inventory is customary at this time of year, as the Company stocks in advance of its seasonally busy second and third quarters. Accounts payable and accrued expenses increased by $8,999 primarily due to an increase in accrued interest payable on the Senior Notes, which is paid semi-annually on January 1 and July 1.

Operating activities for first quarter of fiscal 2002 generated $7,218 of cash, which was the result of net loss before depreciation and other non-cash charges of $79 and a decrease in working capital generating cash of $7,297. Inventory at December 31, 2001 increased by $5,079 from September 30, 2001 due to the seasonal factors discussed above. Prepaid expenses and other assets decreased $1,564 primarily due to contributions to the Company’s retirement plans. Accounts payable and accrued expenses increased $4,732 primarily due to an increase in accrued interest payable on the Senior Notes, which is paid semi-annually on January 1 and July 1.

Investing Activities

In the first quarter of fiscal 2003, investing activities used $2,988 of cash for additions to property, plant and equipment.

In the first quarter of fiscal 2002, investing activities generated $15,097 of cash due to the receipt of $23,212 from the sale of the company’s nets and nonwovens business partially offset by $8,115 of capital expenditures.

Financing Activities

In the first quarter of fiscal 2002, financing activities generated $2,100 of cash due to $2,000 in borrowings under the revolving credit facility and $100 from issuance of stock.

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

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company’s second and third fiscal quarters and the Company typically builds inventory in its first fiscal quarter to fulfill increased demand in the second and third fiscal quarters, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors mentioned in this report.

New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business follows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit activities initiated after December 31, 2002.

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

Asset Valuation. Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets. Asset valuation is governed by various accounting principles, including SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (to be superceded in fiscal year 2003 by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based primarily upon the age of inventory held and market conditions. Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows. Changes in judgments on any of these factors could impact the value of the asset.

Concentrations of Credit Risk. Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past ten years, annual bad debt expense has averaged approximately $690 and ranged from $206 in fiscal 1995 to $1,713 in fiscal 2002. As was the case in fiscal 2002, bankruptcy or other significant financial deterioration of any significant customers could impact their ability to satisfy their receivables with us. While we believe our allowance for bad debts at December 31, 2002 of $1,893 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

Inventories. Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market with cost determined using a weighted average-cost method. The Company determines the market value of its raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and records a write down of inventory cost to market, when applicable. Polypropylene, the Company’s major raw material, is petroleum based and prices can fluctuate significantly and, as discussed above, increases in raw material prices cannot always be passed on to customers. Additionally, from time to time, the Company has been able to utilize secondary markets to liquidate excess inventories. If raw material prices were to increase and the Company were unable to raise its prices or if the Company’s ability to liquidate excess inventories was significantly diminished, additional inventory reserves may be necessary.

Excess of Cost Over Fair Value of Net Assets Acquired. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during the first quarter of fiscal 2003. Our market capitalization and net assets at December 31, 2002 were $25,207 and $36,417, respectively. However, based on our discounted cash flow projections and other market-related data, the Company believes that at September 30, 2002 the fair value of the Company exceeds its net assets. If the projected cash flows and other projected operating results are not achieved, we would decrease the estimated fair value of our business and a full or partial impairment of our goodwill balance of $9,874 at December 31, 2002 would be necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the first three months of fiscal 2003 to such risks or the Company’s management of such risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report and concluded that the Company’s controls and procedures relating to the processing of routine or systemic transactions were effective and that its controls and procedures relating to the accounting for its non-routine transactions, such as acquisitions and restructurings of operations, could be improved by closer coordination between the Company’s finance, operations and reporting personnel and earlier utilization of the expertise in financial reporting matters of its outside advisors. They also determined that the Company’s controls and procedures had been enhanced by the closure of the Company’s former executive office in Peabody, Massachusetts and the centralization of the Company’s primary accounting, reporting and operations personnel at its New Castle, Delaware facility and the Company’s commitment to work more closely with its outside advisors on non-routine transactions. The Company’s principal executive officer and principal financial officer further concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

99.1(a)	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

(a)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2002.
*	Filed herewith.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B. Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on December 23, 2002 for a press release announcing the restatement of the Company’s financial statements for fiscal years 1998 through 2001 and the first three quarters of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC. (Registrant)

By:	/s/ Brian P. Crescenzo
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer February 13, 2003

CERTIFICATIONS

I, Amin J. Khoury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Extrusion Technologies, Inc. (the “Registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Amin J. Khoury
Amin J. Khoury Chairman of the Board and Chief Executive Officer

I, Brian P. Crescenzo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Extrusion Technologies, Inc. (the “Registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Brian P. Crescenzo
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer