Form 10-Q
period 2003-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2003-05-01
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

APPLIED EXTRUSION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	0-19188 51-0295865
(State of Incorporation)	(Commission File No.) (IRS Employer Identification No.)

15 Read’s Way

New Castle, DE 19720

(Address of Principal Executive Offices, Including Zip Code)

(302) 326—5500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of April 29, 2003 was 12,833,032.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,419	$17,558
Accounts receivable, net of allowance for doubtful accounts of $1,943 at March 31, 2003 and $1,783 at September 30, 2002	40,500	40,010
Inventory	48,849	32,531
Prepaid expenses	2,936	2,365

Total current assets	93,704	92,464

Property, plant and equipment, net	278,840	276,916
Goodwill	9,874	9,874
Other intangible assets	10,738	11,043
Other assets	15,338	14,765

	$408,494	$405,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,371	$10,701
Accrued interest	7,456	7,428
Accrued expenses and other current liabilities	23,606	33,348
Borrowings under line of credit	10,097	—

Total current liabilities	58,530	51,477

Long-term debt	278,083	277,876
Long-term liabilities	34,437	36,948
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at March 31, 2003 and September 30, 2002	130	130
Additional paid-in capital	103,250	103,250
Accumulated deficit	(63,158)	(56,789)
Accumulated comprehensive loss	(525)	(5,577)

	39,697	41,014

Treasury stock, at cost, and other, 183 shares at March 31, 2003 and September 30, 2002	(2,253)	(2,253)

Total stockholders’ equity	37,444	38,761

	$408,494	$405,062

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

(In thousands, except per share data)

	2003	2002
		(As restated – see Note 2)
Sales	$62,850	$63,563
Cost of sales	50,131	51,615

Gross profit	12,719	11,948

Operating expenses:
Selling, general and administrative	6,090	7,042
Research and development	2,024	1,667

Total operating expenses	8,114	8,709

Operating profit	4,605	3,239

Interest expense, net:
Interest expense	7,715	7,302
Interest income	—	(212)

Interest expense, net	7,715	7,090

Net loss	$(3,110)	$(3,851)

Basic and diluted loss per common share	$(.24)	$(.31)

Weighted average shares outstanding:
Basic and diluted	12,718	12,423

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2003 and 2002

(In thousands, except per share data)

Net loss	$(3,110)	$(3,851)
Exchange rate changes	4,138	(577)

Comprehensive income (loss)	$1,028	$(4,428)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended March 31, 2003 and 2002

(In thousands, except per share data)

	2003	2002
		(As restated – see Note 2)
Sales	$122,211	$119,040
Cost of sales	97,311	96,766

Gross profit	24,900	22,274

Operating expenses:
Selling, general and administrative	12,310	13,717
Research and development	3,965	3,166

Total operating expenses	16,275	16,883

Operating profit	8,625	5,391

Interest expense, net:
Interest expense	15,067	14,415
Interest income	(73)	(433)

Interest expense, net	14,994	13,982

Net loss	$(6,369)	$(8,591)

Basic and diluted loss per common share	$(.50)	$(.68)

Weighted average shares outstanding:
Basic and diluted	12,697	12,660

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended March 31, 2003 and 2002

(In thousands, except per share data)

Net loss	$(6,369)	$(8,591)
Exchange rate changes	5,052	(1,085)

Comprehensive loss	$(1,317)	$(9,676)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2003 and 2002

(In thousands)

	2003	2002
		(As restated – see Note 2)
OPERATING ACTIVITIES:
Net loss	$(6,369)	$(8,591)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	300	300
Depreciation and amortization	12,343	10,464
Amortization of sale-leaseback gains	(2,475)	(2,248)
Stock issued for retirement plans, share incentive plan and other compensation	—	425
Changes in assets and liabilities:
Accounts receivable	(418)	(2,623)
Inventory	(15,994)	(580)
Prepaid expenses and other current assets	(1,732)	(2,198)
Accounts payable and accrued expenses	(2,483)	(2,708)
Other	(382)	4,038

Net cash from operating activities	(17,210)	(3,721)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,569)	(14,230)
Proceeds from sale of property, plant and equipment	1,220	350
Repurchase of leased assets	—	(17,156)
Collection of short-term receivable	—	23,212
Proceeds from sale-leaseback transactions	—	18,225

Net cash from investing activities	(8,349)	10,401

FINANCING ACTIVITIES:
Borrowings under line of credit agreement, net	10,097	—
Debt issuance costs	(673)	—
Proceeds from issuance of stock, net	—	696

Net cash from financing activities	9,424	696

Effect of exchange rate changes on cash	(4)	(4)

Increase in cash and cash equivalents, net	(16,139)	7,372
Cash and cash equivalents, beginning	17,558	22,176

Cash and cash equivalents, ending	$1,419	$29,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$15,078	$16,271
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002

(In thousands, except share and per share data)

1. Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the “Company” or “AET”) for the periods indicated. Results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

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

2. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its 2001 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2002, the Company determined that: (1) the gains recognized on the three sale-leaseback transactions it entered into in January 1998, April 1999 and March 2002 should have been recognized over longer periods; and (2) certain leased equipment included in the 1998 restructuring charge related to its Covington, Virginia facility was either subsequently put back in service or was never taken out of service, requiring reversal of a portion of the restructuring charge recorded in 1998. The Company determined that the correction of these errors required it to restate its financial statements for the first, second and third quarters of fiscal year 2002 and fiscal years 1998 through 2001.

In addition, the Company determined that the following items should also be restated on its interim financial statements for the first three quarters of fiscal year 2002: (1) certain costs related to the integration of the acquisition of the QPF, LLC business acquired in June 2001 were recorded as adjustments to a purchase accounting reserve when they should have been recognized as operating expenses; (2) the Company should have recognized depreciation expense and stopped capitalizing interest and other excluded costs on a portion of the OPP film line in the Company’s Varennes, Canada plant beginning in April 2002 when that portion of the line was completed; and (3) due to the uncertainty associated with realizing the future benefit of tax losses, the tax benefit that the Company recorded in fiscal 2002 should only reflect the $2,045 income tax refund received in June 2002, which was due to the change in the tax law regarding carryback of operating losses, and that, aside from this item, the Company’s fiscal 2002 effective tax rate was zero.

Description of Restatement Items

Amortization of Gains on Sale-Leaseback Transactions

The Company entered into sale-leaseback transactions in January 1998, April 1999 and March 2002. The Company had been recognizing each of the gains over the period from the inception of the lease to the date of the early buyout option in the lease. The Company has determined that for each lease the gain should have been amortized over the initial lease term and the lease term subsequent to the early buyout option. The effect of the correction of these errors increased lease expense by $1,000 and $2,000 for the quarter and six months ended March 31, 2002, respectively.

Covington, Virginia Restructuring

A September 1998 restructuring charge included $12,000 for future rental payments on leased assets that were anticipated to be idled. Certain leased equipment, planned to be idled, remained in production, or was initially taken out of service but restarted in November 1999. The portion of the reserve related to the equipment that was never taken out of service should not have been included in the restructuring charge in fiscal year 1998. The portion of the restructuring charge related to the restarted equipment should have been reversed in fiscal year 1999. The correction of this error resulted in additional operating lease expense of $70 and $140 for the quarter and six months ended March 31, 2002, respectively.

QPF Acquisition Integration Costs

In fiscal year 2002, certain costs, aggregating $1,100, of integrating the QPF business acquired in June 2001 were charged to a purchase accounting reserve. The Company has determined that these costs should have been expensed as period costs in fiscal year 2002. The correction of this error resulted in additional expense of $112 and $187 for the quarter and six months ended March 31, 2002, respectively.

OPP Film Line

The Company should have expensed certain costs included in the additions to its OPP Film Line in the Company’s Varennes, Canada plant. The correction of these errors resulted in additional cost of sales of $72 and $787 for the quarter and six months ended March 31, 2002, respectively, and additional selling, general and administrative expenses of $25 and $50 for the quarter and six months ended March 31, 2002, respectively.

The correction of the above items resulted in the restatement of certain amounts on the statement of operations for the quarter and six months ended March 31, 2003 as follows:

Statement of Operations

	Second Quarter of Fiscal Year 2002		Six months ended March 31, 2002
	As reported	As restated	As reported	As restated
Cost of sales	$49,757	$51,615	$93,766	$96,766
Selling, general and administrative	6,905	7,042	16,646	16,883
Income tax benefit	(371)	—	(1,071)	—
Net loss	(1,485)	(3,851)	(4,283)	(8,591)
Net loss per share—basic and diluted	(.12)	(.31)	(.34)	(.68)

3. Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on March 31, 2003 and September 30, 2002:

	March 2003	September 2002
Raw materials	$9,618	$7,796
Finished goods	39,231	24,735

Total	$48,849	$32,531

4.	New Accounting Pronouncements

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

5. Restructuring

2002 Restructuring

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities. The reorganization eliminated 50 full time positions. The following is a summary of the 2002 restructuring reserve as of March 31, 2003, of which $2,018 is included in accrued expenses and other liabilities and $1,235 is included in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total
Balance as of December 31, 2002	$2,839	$1,649	$465	$4,953
Payments/utilization for the period	(1,667)	(32)	(1)	(1,700)

Balance as of March 31, 2003	$1,172	$1,617	$464	$3,253

1998 Restructuring

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The following is a summary of the 1998 restructuring reserve as of March 31, 2003, of which $619 is included in accrued expenses and other liabilities and $2,325 is included in long-term liabilities.

Lease Commitments
Balance as of December 31, 2002	$3,099
Payments/utilization for the period	(155)

Balance as of March 31, 2003	$2,944

6. Stock Options

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

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for the three and six months ended March 31, 2003 and 2002, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net Loss:
As reported	$(3,110)	$(3,851)	$(6,369)	$(8,591)
Pro forma	(3,437)	(4,214)	(7,023)	(9,317)

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Basic and Diluted Loss per Share:
As reported	(.24)	(.31)	(.50)	(.68)
Pro forma	(.27)	(.34)	(.55)	(.74)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended March 31, 2003 were $1.04 and $1.80 respectively.

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

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2003 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2002

Introduction

The Company is a leading North American developer and manufacturer of specialized oriented polypropylene (OPP) films used in consumer product labeling, flexible packaging and overwrap applications. End users of AET’s films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and or moisture barriers to preserve freshness. The Company generally sells its film products to converters, which are companies specializing in processes such as laminating multiple films or other materials together and printing text and graphics to form the final label or packaging material for end-users.

For the purposes of this discussion and analysis, the periods ended March 31, 2003 and 2002 are referred to as the second quarters of 2003 and 2002, respectively. All dollar amounts are in thousands.

Results of Operations

	Three months ended March 31,		Six months ended March 31,
	2003	2002 As restated	2003	2002 As restated
	%	%	%	%

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	79.8	81.2	79.6	81.3

Gross profit	20.2	18.8	20.4	18.7

Selling, general and administrative	9.7	11.1	10.1	11.5

Research and development	3.2	2.6	3.2	2.7

Operating profit	7.3	5.1	7.1	4.5

	Three months ended March 31,		Six months ended March 31,
	2003	2002 As restated	2003	2002 As restated
	%	%	%	%

Interest expense, net	12.3	11.2	12.3	11.7

Net income (loss)	-4.9	-6.1	-5.2	-7.2

Sales for the second quarter of fiscal 2003 of $62,850 were $713, or 1.1 percent, lower than the comparable quarter in fiscal 2002. A 5.7 percent decline in volume was partially offset by a 4.8 percent increase in average selling price. The higher average selling price was due both to price increases and an improved mix of products sold.

Sales outside the United States were 13.0 percent of sales for the second quarter of fiscal 2003, compared with 11.8 percent for the same period in fiscal 2002, and generated operating profit of $141 and $38 in the second quarter of fiscal 2003 and 2002, respectively.

Gross profit of $12,719 was $771, or 6.5 percent, higher than the same period of last year. Gross margin was 20.2 percent versus 18.8 percent in the same period of last year. Raw material costs for the quarter were approximately $4,700, or 23 percent, higher than the same quarter of last year. Nevertheless, the Company was able to deliver higher gross margin and higher gross profit due to higher selling prices and an improved mix of products sold. Based on Chemical Data, Inc., (CDI)’s projections, the Company expects that the cost of polypropylene resin will continue to increase in the third quarter.

Selling, general and administrative expenses were $6,090, or 9.7 percent, of sales for the second quarter of fiscal 2003 compared with $7,042, or 11.1 percent of sales for the same period in 2002. Selling, general and administrative expenses decreased $952 as a result of $1,372 in cost savings, primarily related to the restructuring announced in September 2002, offset in part by $420 in restructuring transition expenses incurred in the second quarter of fiscal 2003. Transition expenses include duplicative headcount, travel, and relocation expenses specific to the implementation of the restructuring program.

Research and development expense was $2,024, or 3.2 percent, of sales for the second quarter of 2003, compared with $1,667, or 2.6, percent of sales for the same period in fiscal 2002. The $357 increase is due to an increase in spending on more highly differentiated products.

Interest expense of $7,715 was $625 higher than in the second quarter of fiscal 2002. This was primarily due to increased borrowings on our revolving credit facility and less capitalized interest as compared to the same period in the prior year.

The effective income tax rate for the second quarter of fiscal 2003 and the second quarter of fiscal 2002 was zero.

Sales for the first six months of fiscal 2003 of $122,211 were $3,171, or 2.7 percent, higher than the comparable period in fiscal 2002. The 1.3 percent decline in volume was more than offset by a 4.1 percent increase in average selling price. The higher average selling price was due both to price increases and an improved mix of products sold.

Sales outside the United States were 14.2 percent of sales for the first six months of fiscal 2003, compared with 12.0 percent for the same period in fiscal 2002, and generated operating profit of $1,214 and $161 in the first six months of fiscal 2003 and 2002, respectively.

Gross profit of $24,900 was $2,626, or 11.8 percent, higher than the same period of last year. Gross margin was 20.4 percent versus 18.7 percent in the same period of last year. Raw material costs for the first six months were approximately $7,000, or 17 percent, higher than the same period of last year. Nevertheless, the Company was able to deliver higher gross margin and higher gross profit due to lower manufacturing costs, higher selling prices, and an improved mix of products sold.

Selling, general and administrative expenses were $12,310, or 10.1 percent of sales, for the first six months of fiscal 2003 compared with $13,717, or 11.5 percent of sales, for the same period in 2002. Selling, general and administrative expenses decreased $1,407 as a result of $2,291 in cost savings, primarily related to the restructuring announced in September 2002, partially offset by $884 in restructuring transition expenses incurred in the first six months of fiscal 2003. Transition expenses include duplicative headcount, travel, and relocation expenses specific to the implementation of the restructuring program.

Research and development expense was $3,965, or 3.2 percent, of sales for first six months of 2003, compared with $3,166, or 2.7 percent, of sales for the same period in fiscal 2002. The $799 increase is due to an increase in spending on more highly differentiated products.

Interest expense of $14,994 was $1,012 higher than in the first six months of fiscal 2002. This was primarily due to increased borrowings on our revolving credit facility and less capitalized interest as compared to the same period in the prior year.

The effective income tax rate for the first six months of fiscal 2003 and the first six months of fiscal 2002 was zero.

Liquidity and Capital Resources

The Company completed the syndication of its amended and restated credit facility (the “Credit Facility”) on March 31, 2003. The Credit Facility, due in March 2006, provides availability up to $50,000, subject to certain restrictions, including the level of the Company’s borrowing base, as defined in the Credit Facility. As of March 31, 2003, borrowings under the Credit Facility were $10,097, in addition to $6,231 of outstanding letters of credit securing $6,500 of outstanding revenue bonds due November 4, 2004. Unused availability under the credit facility was approximately $21,000 at March 31, 2003. The Credit Facility contains covenants that limit capital expenditures, require certain minimum cash flow levels and require certain minimum levels of availability.

AET has $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”) outstanding. The Senior Notes are unsecured obligations of AET. The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

Management believes the cash flows from the Company’s operations in fiscal 2003 and availability under the Credit Facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations through at least December, 2004.

Operating Activities

Operating activities for the first six months of fiscal 2003 used $17,210 of cash, which was the result of earnings before depreciation and other non-cash charges of $3,417, and cash used from changes in working capital of $20,627. Inventory at March 31, 2003 increased $15,994 from September 30, 2002. The increase in inventory resulted primarily from lower volume of products sold, versus plan, during the second quarter, the customary build in Company stocks to meet the demands of its seasonally busy third quarter, increased raw material costs, and the restoration of reduced fiscal 2002 year end stocks as a result of the temporary plant shutdowns in the fourth quarter of fiscal 2002. Accounts payable and accrued expenses decreased by $2,483, primarily due to the satisfaction of obligations related to the September, 2002 restructuring.

Investing Activities

In the first six months of fiscal 2003, investing activities used $8,349 of cash for additions to property, plant and equipment.

Financing Activities

In the first six months of fiscal 2003, financing activities generated $9,424 of cash due to $10,097 in borrowings under the revolving credit facility less debt issuance costs of $673.

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

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company’s second and third fiscal quarters and the Company typically builds inventory in its first fiscal quarter to fulfill increased demand in the second and third fiscal quarters, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors discussed in this report.

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

Concentrations of Credit Risk. Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past ten years, annual bad debt expense has averaged approximately $690 and ranged from $206 in fiscal 1995 to $1,713 in fiscal 2002. As was the case in fiscal 2002, bankruptcy or other significant financial deterioration of any significant customers could impact their ability to satisfy their receivables with us. While we believe our allowance for bad debts at March 31, 2003 of $1,943 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

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

Excess of Cost Over Fair Value of Net Assets Acquired. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during the second quarter of fiscal 2003. Our market capitalization and net assets at March 31, 2003 were $24,639 and $37,444, respectively. However, based on our discounted cash flow projections and other market-related data, the Company believes that at March 31, 2003 the fair value of the Company exceeds its net assets. If the projected cash flows and other projected operating results are not achieved, we would decrease the estimated fair value of our business and a full or partial impairment of our goodwill balance of $9,874 at March 31, 2003 would be necessary.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the first six months of fiscal 2003 to such risks or the Company’s management of such risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report and concluded that the Company’s controls and procedures relating to the processing of routine or systemic transactions were effective and that it had improved its controls and procedures relating to the accounting for its non-routine transactions, such as acquisitions and restructurings of operations, by closer coordination between the Company’s finance, operations and reporting personnel and earlier utilization of the expertise in financial reporting matters of its outside advisors. The Company’s principal executive officer and principal financial officer further concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on February 25, 2003 (the “Annual Meeting”). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 10,903,720 shares of common stock were represented at the meeting by proxy.

At the Annual Meeting, Mr. Nader A. Golestaneh was elected as Class II Director of the Company for a term of three years expiring at the Company’s 2006 Annual Meeting. Votes were as follows: 10,684,465 shares were voted in favor of his election and 219,255 votes were withheld. The following directors’ terms continued after the Annual Meeting: Messrs. Richard G. Hamermesh, Joseph J. O’Donnell, Amin J. Khoury and Mark M. Harmeling.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

10.1	*	Employment Agreement dated as of April 1, 2003 between the Registrant and Terry E. Smith.

10.2	*	Employment Agreement dated as of April 1, 2003 between the Registrant and Brian P. Crescenzo.

10.3	(a)	Amended and Restated Credit Agreement dated as of January 21, 2003 between the Registrant and JPMorgan Chase Bank as Administrative Agent.

10.4	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and Banc of America Leasing & Capital, LLC.

10.5	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and The CIT Group / Equipment Finance Inc.

10.6	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and Fifth Third Leasing Company.

10.7	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and First Union Commercial Corporation.

10.8	*	Waiver to Master Lease Agreement dated January 10, 2003 between the Registrant and General Electric Capital Corporation.

10.9	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and Key Equipment Finance.

10.10	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and LaSalle National Leasing Corporation.

10.11	*	Waiver and Rider No.5 to the Equipment Lease Agreement dated January 10, 2003 between the Registrant and PNC Leasing, LLC.

99.1	(b)	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

99.2	*

Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amin J. Khoury, Principal Executive Officer of Applied Extrusion Technologies, Inc.

99.3	*

Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian P. Crescenzo, Principal Financial Officer of Applied Extrusion Technologies, Inc.

(a)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on January 27, 2003.
(b)	Filed as Exhibit 99.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2002.
*	Filed herewith.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B.	Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on January 27, 2003 announcing the amended and restated Credit Facility due in March 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC. (Registrant)

By:	/s/ BRIAN P. CRESCENZO
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer May 1, 2003

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ BRIAN P. CRESCENZO
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer