Form 10-Q
period 2003-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2003-07-30
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of July 24, 2003 was 12,833,032.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$557	$17,558
Accounts receivable, net of allowance for doubtful accounts of $2,102 at June 30, 2003 and $1,783 at September 30, 2002	38,939	40,010
Inventory	52,433	32,531
Prepaid expenses	2,451	2,365

Total current assets	94,380	92,464
Property, plant and equipment, net	282,916	276,916
Goodwill	9,874	9,874
Other intangible assets	10,406	11,043
Other assets	14,426	14,765

Total assets	$412,002	$405,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,950	$10,701
Accrued interest	14,871	7,428
Accrued expenses and other current liabilities	23,056	33,348
Borrowings under line of credit	4,662	—

Total current liabilities	56,539	51,477
Long-term debt	278,187	277,876
Long-term liabilities	33,080	36,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at June 30, 2003 and September 30, 2002	130	130
Additional paid-in capital	103,250	103,250
Accumulated deficit	(64,420)	(56,789)
Accumulated comprehensive income (loss)	7,489	(5,577)

	46,449	41,014
Treasury stock, at cost, and other, 183 shares at June 30, 2003 and September 30, 2002	(2,253)	(2,253)

Total stockholders’ equity	44,196	38,761

Total liabilities and stockholders’ equity	$412,002	$405,062

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

	2003	2002
		(As restated – see Note 2)
Sales	$67,012	$68,282
Cost of sales	54,750	53,115

Gross profit	12,262	15,167
Operating expenses:
Selling, general and administrative	4,601	7,548
Research and development	1,477	1,688
QPF acquisition and integration costs	—	900

Total operating expenses	6,078	10,136
Operating profit	6,184	5,031
Interest expense, net:
Interest expense	7,452	7,768
Interest income	(7)	(122)

Interest expense, net	7,445	7,646
Loss before income taxes	$(1,261)	$(2,615)

Income tax benefit	—	$(2,045)
Net loss	$(1,261)	$(570)

Basic and diluted loss per common share	$(.10)	$(.04)

Weighted average shares outstanding:
Basic and diluted	12,833	12,806

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

Net loss	$(1,261)	$(570)
Exchange rate changes	8,014	3,383

Comprehensive income	$6,753	$2,813

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended June 30, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

	2003	2002
		(As restated – see Note 2)
Sales	$189,223	$187,322
Cost of sales	152,061	149,881

Gross profit	37,162	37,441
Operating expenses:
Selling, general and administrative	16,912	21,215
Research and development	5,442	4,854
QPF acquisition and integration costs	—	950

Total operating expenses	22,354	27,019
Operating profit	14,808	10,422
Interest expense, net:
Interest expense	22,519	22,183
Interest income	(80)	(555)

Interest expense, net	22,439	21,628
Loss before income taxes	(7,631)	(11,206)
Income tax benefit	—	(2,045)

Net loss	$(7,631)	$(9,161)

Basic and diluted loss per common share	$(.60)	$(.72)

Weighted average shares outstanding:
Basic and diluted	12,718	12,709

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended June 30, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

Net loss	$(7,631)	$(9,161)
Exchange rate changes	13,066	2,466

Comprehensive income (loss)	$5,435	$(6,695)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002

(Unaudited)

(In thousands)

	2003	2002
		(As restated- see Note 2)
OPERATING ACTIVITIES:
Net loss	$(7,631)	$(9,161)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	450	81
Depreciation and amortization	18,483	16,574
Amortization of sale-leaseback gains	(3,712)	(3,618)
Stock issued for retirement plans, share incentive plan and other compensation	—	425
Changes in assets and liabilities:
Accounts receivable	1,424	(1,682)
Inventory	(19,182)	(422)
Prepaid expenses and other current assets	(236)	(1,149)
Accounts payable and accrued expenses	333	(902)
Other	617	8,740

Net cash (used in) provided by operating activities	(9,454)	8,886
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,495)	(26,531)
Proceeds from sale of property, plant and equipment	2,110	350
Repurchase of leased assets	—	(17,156)
Collection of short-term receivable	—	23,212
Proceeds from sale-leaseback transactions	—	18,225

Net cash (used in) investing activities	(11,385)	(1,900)
FINANCING ACTIVITIES:
Borrowings under line of credit agreement, net	4,662	—
Debt issuance costs	(899)	—
Proceeds from issuance of stock, net	—	1,045

Net cash provided by financing activities	3,763	1,045
Effect of exchange rate changes on cash	75	13

Increase (decrease) in cash and cash equivalents, net	(17,001)	8,044
Cash and cash equivalents, beginning	17,558	22,176

Cash and cash equivalents, ending	$557	$30,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$15,295	$16,459
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 30, 2003 and 2002

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

The information set forth in these statements is unaudited. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the “Company” or “AET”) for the periods indicated. Results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

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

Description of Restatement Items

Amortization of Gains on Sale-Leaseback Transactions

The Company entered into sale-leaseback transactions in January 1998, April 1999 and March 2002. The Company had been recognizing each of the gains over the period from the inception of the lease to the date of the early buyout option in the lease. The Company has determined that for each lease the gain should have been amortized over the initial lease term and the lease term subsequent to the early buyout option. The effect of the correction of these errors increased lease expense by $1,254 and $3,395 for the quarter and nine months ended June 30, 2002, respectively.

Covington, Virginia Restructuring

A September 1998 restructuring charge included $12,000 for future rental payments on leased assets that were anticipated to be idled. Certain leased equipment, planned to be idled, remained in production, or was initially taken out of service but restarted in November 1999. The portion of the reserve related to the equipment that was never taken out of service should not have been included in the restructuring charge in fiscal year 1998. The portion of the restructuring charge related to the restarted equipment should have been reversed in fiscal year 1999. The correction of this error resulted in additional operating lease expense of $70 and $210 for the quarter and nine months ended June 30, 2002, respectively.

QPF Acquisition Integration Costs

In fiscal year 2002, certain costs, aggregating $1,100, of integrating the QPF business acquired in June 2001 were charged to a purchase accounting reserve. The Company has determined that these costs should have been expensed as period costs in fiscal year 2002. The correction of this error resulted in additional expense of $913 and $1,100 for the quarter and nine months ended June 30, 2002, respectively.

OPP Film Line

The Company should have recognized depreciation expense and stopped capitalizing interest as of April 1, 2002 on a portion of an OPP Film Line installed at the Varennes, Canada plant. The correction of this error resulted in additional cost of sales of $317 and additional interest expense of $618 for the quarter and nine months ended June 30, 2002. Certain costs included in the addition to this line should have been expensed. The correction of these errors resulted in additional cost of sales of $40 and $898 for the quarter and nine months ended June 30, 2002, respectively.

The correction of the above items resulted in the restatement of certain amounts on the statement of operations for the quarter and nine months ended June 30, 2002 as follows:

	Third Quarter of Fiscal Year 2002		Nine months ended June 30, 2002
	As reported	As restated	As reported	As restated
Cost of sales	$51,505	$53,115	$145,271	$149,881
Selling, general and administrative	7,510	7,548	20,990	21,215
QPF acquisition and integration costs	—	900	—	950
Interest expense	7,150	7,768	21,565	22,183
Income/(Loss) before income taxes	551	(2,615)	(4,803)	(11,206)
Income tax expense (benefit)	110	(2,045)	(961)	(2,045)
Net Income/(Loss)	441	(570)	(3,842)	(9,161)
Net Income/(Loss) per Share—
Basic and diluted	.03	(.04)	(.30)	(.72)

Income Taxes

The Company’s effective tax rate was reduced to zero due to the uncertainty of realizing the future benefits of tax losses. The income tax benefit recognized in the quarter ended June 30, 2002 reflects an income tax refund of $2,045 received in June 2002.

3. Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method. Inventories consisted of the following on June 30, 2003 and September 30, 2002:

	June 2003	September 2002
Raw materials	$8,831	$7,796
Finished goods	43,602	24,735

Total	$52,433	$32,531

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company does not expect the adoption to have any impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

5. Restructuring

2002 Restructuring

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities. The reorganization eliminated 50 full time positions. The following is a summary of the 2002 restructuring reserve as of June 30, 2003, of which $1,172 is included in accrued expenses and other liabilities and $1,139 is included in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total
Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(3,831)	(463)	(109)	(4,403)

Balance as of June 30, 2003	$390	$1,520	$401	$2,311

1998 Restructuring

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The following is a summary of the 1998 restructuring reserve as of June 30, 2003, of which $619 is included in accrued expenses and other liabilities and $2,170 is included in long-term liabilities.

Lease Commitments
Balance as of September 30, 2002	$3,248
Payments/utilization for the period	(459)

Balance as of June 30, 2003	$2,789

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

If compensation cost for stock option grants had been determined based on the fair value of the grant for the three and nine months ended June 30, 2003 and 2002, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss:
As reported	$(1,261)	$(570)	$(7,631)	$(9,161)
Pro forma	(1,586)	(955)	(8,606)	(10,316)
Basic and Diluted Loss per Share:
As reported	(.10)	(.04)	(.60)	(.72)
Pro forma	(.12)	(.07)	(.68)	(.81)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the nine months ended June 30, 2003 was $1.77. There were no options granted during the three months ended June 30, 2003.

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

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2003 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2002

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

For the purposes of this discussion and analysis, the periods ended June 30, 2003 and 2002 are referred to as the third quarters of 2003 and 2002, respectively. All dollar amounts are in thousands.

Results of Operations

	Three months ended June 30,		Nine months ended June 30,
	2003	2002 As restated	2003	2002 As restated
	%	%	%	%
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7	77.8	80.4	80.0
Gross profit	18.3	22.2	19.6	20.0
Selling, general and administrative	6.9	12.4	8.9	11.8
Research and development	2.2	2.5	2.9	2.6
Operating profit	9.2	7.4	7.8	5.6
Interest expense, net	11.1	11.2	11.9	11.5
Net income (loss)	-1.9	-3.8	-4.0	-6.0

Three Months Ended June 30, 2003

Sales for the third quarter of 2003 of $67,012 were $1,270, or 1.9 percent, lower than the comparable quarter in 2002. A 9.2 percent decline in volume was partially offset by an 8.1 percent increase in average selling price. The higher average selling price was due to both price increases and an improved mix of products sold. The lower volume was the result of weak market conditions, and a consequence of pricing polices related to lower margin films. A number of the Company’s flexible packaging converters and end users, such as Kraft, Pepsi Bottling Group, General Mills, Sara Lee, and Lance all have reported lower unit volume in the quarter ended June 30, 2003.

Sales outside the United States were 13.8 percent of total sales for the third quarter of 2003, compared with 12.7 percent for the same period in 2002, and generated operating profit of $458 and $25 in the third quarter of 2003 and 2002, respectively.

Gross profit of $12,262 was $2,905, or 19.2 percent lower in the third quarter of 2003, compared to the same period of last year. The decrease in gross profit was due to a $5,800, or 26 percent, increase in raw material costs, which was partially offset by higher average selling prices and an improved mix of products sold. Gross margin was 18.3 percent versus 22.2 percent in the same period in 2002. The cost of polypropylene resin peaked in April decreasing 8% by the end of the quarter. Based on Chemical Data, Inc. projections, the Company expects the cost of polypropylene resin to continue to decline through the fourth fiscal quarter, but remain significantly higher than in fiscal 2002.

Selling, general and administrative expenses were $4,601, or 6.9 percent of sales, for the third quarter of 2003, compared with $7,548, or 11.1 percent of sales, for the same period in 2002. Selling, general and administrative expenses decreased $2,947 as a result of the successful implementation of the September 2002 restructuring and ongoing cost reduction efforts. Nonrecurring costs, related to the QPF acquisition and integration, of $900 were incurred in the third quarter of 2002. Research and development expense was $1,477, or 2.2 percent of sales, for the third quarter of 2003, compared with $1,688, or 2.5 percent of sales, for the same period in 2002.

Interest expense, net of interest income of $7,445, was $201 lower than the third quarter of 2002. Higher interest expense on increased borrowings on our revolving credit facility were offset by increased capitalized interest in the third quarter of 2003, compared with the same quarter in the prior year.

The Company received a tax refund in the third quarter of 2002 of $2,045 due to the change in the tax law regarding carry back of operating losses. Aside from this item, the Company’s effective tax rate for the third quarter of 2003 and the third quarter of 2002 was zero.

Nine Months Ended June 30, 2003

Sales for the first nine months of 2003 of $189,223 were $1,901, or 1 percent, higher than the comparable period in 2002. A 4.2 percent decline in volume was more than offset by a 5.4 percent increase in average selling price. The higher average selling price was due to both price increases and an improved mix of products sold. The lower volume was the result of weak market conditions, and a consequence of pricing polices related to lower margin films.

Sales outside the United States were 14.1 percent of sales for the first nine months of 2003, compared with 12.3 percent for the same period in 2002, and generated operating profit of $1,672 and $186 in the first nine months of 2003 and 2002, respectively.

Gross profit of $37,162 was $279, or 1 percent, lower than the same period of last year. Gross margin was 19.6 percent versus 20.0 percent in the same period of last year. Raw material costs for the first nine months were approximately $12,500, or 19 percent, higher than the same period of 2002. These costs were largely offset by higher average selling prices and an improved mix of products sold.

Selling, general and administrative expenses were $16,912, or 8.9 percent of sales, for the nine months ended June 30, 2003 compared with $21,215, or 11.3 percent of sales, for the same period in 2002. Selling, general and administrative expenses decreased $5,165 as a result of the successful implementation of the September 2002 restructuring and ongoing cost reduction efforts, partially offset by $862 in restructuring transition expenses incurred in the first nine months of 2003. Transition expenses include duplicative headcount, travel, and relocation expenses specific to the implementation of the restructuring program. Nonrecurring costs, related to the QPF acquisition and integration, of $950 were incurred in the first nine months of 2002. Research and development expense was $5,442, or 2.9 percent of sales, for the first nine months of 2003, compared with $4,854, or 2.6 percent of sales, for the same period in 2002. The $588 increase is due to an increase in spending on more highly differentiated products.

Interest expense, net of interest income of $22,439, was $811 higher than the same period of the prior year. This was primarily due to lower interest income, less capitalized interest, and increased borrowings on our revolving credit facility compared with the same period in the prior year.

The Company received a tax refund in the third quarter of 2002 of $2,045 due to the change in the tax law regarding carry back of operating losses. Aside from this item, the Company’s effective tax rate for the first nine months of 2003 and the first nine months of 2002 was zero.

Liquidity and Capital Resources

The Company’s amended and restated credit facility (the “Credit Facility”), due in March 2006, provides availability up to $50,000, subject to certain restrictions, including the level of the Company’s borrowing base, as defined in the Credit Facility. As of June 30, 2003, borrowings under the Credit Facility were $4,662, in addition to $6,231 of outstanding letters of credit securing $6,500 of outstanding revenue bonds due November 4, 2004. Unused availability under the credit facility was approximately $31,000 at June 30, 2003. The Credit Facility contains covenants that limit capital expenditures, require certain minimum cash flow levels and require certain minimum levels of availability.

AET has $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”) outstanding. The Senior Notes are unsecured obligations of AET. The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

Management believes the cash flows from the Company’s operations in fiscal 2003 and availability under the Credit Facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations through at least December 2004.

Operating Activities

Operating activities for the first nine months of 2003 used $9,454 of cash, which was the result of earnings before depreciation and other non-cash charges of $7,590, and cash used from changes in working capital of $17,044. Accounts receivable at June 30, 2003 decreased $1,424 from September 30, 2002. Inventory at June 30, 2003 increased $19,182 from September 30, 2002. The increase in inventory resulted from lack of demand due to weak market conditions, and as a consequence of pricing polices related to lower margin films during fiscal 2003. Accordingly, to balance demand and reduce inventory levels, the Company has shut down one of its OPP film lines and has reduced staffing. We do not plan to restart this line until market conditions strengthen. The annual reduction in output, going forward, is approximately 15 million pounds. In addition, during the fourth quarter, the Company intends to temporarily shut down certain production assets, which will result in a 5 million pound reduction in output. The projected reduction in production in the fourth fiscal quarter, from these two actions, is 8 million pounds and will result in a charge to cost of sales of approximately $3,000. Accounts payable and accrued expenses increased by $333, primarily due to the satisfaction of obligations related to the September, 2002 restructuring.

Investing Activities

In the first nine months of 2003, investing activities used $11,385 of cash for net additions to property, plant and equipment.

Financing Activities

In the first nine months of 2003, financing activities generated $3,763 of cash due to $4,662 in borrowings under the revolving credit facility less debt issuance costs of $899.

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

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company’s second and third fiscal quarters and the Company typically builds inventory in its first fiscal quarter to fulfill increased demand in the second and third fiscal quarters, although actual results can be and have been influenced by numerous factors, such as raw material costs, competitive prices, decreased demand for end-user products and other factors discussed in this report.

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company does not expect the adoption to have any impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

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

Asset Valuation. Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets. Asset valuation is governed by various accounting principles, including SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (superceded in fiscal year 2003 by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based primarily upon the age of inventory held and market conditions. Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows. Changes in judgments on any of these factors could impact the value of the asset.

Concentrations of Credit Risk. Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past ten years, annual bad debt expense has averaged approximately $690 and ranged from $206 in fiscal 1995 to $1,713 in fiscal 2002. As was the case in fiscal 2002, bankruptcy or other significant financial deterioration of any significant customers could impact their ability to satisfy their receivables with us. While we believe our allowance for bad debts at June 30, 2003 of $2,102 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

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

Goodwill. The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during the third quarter of fiscal 2003. The Company will perform another valuation at year-end, which could lead to a full or partial impairment of the goodwill balance due to possible changes in projected cash flows and other operating results. However, based on our discounted cash flow projections and other market-related data, the Company believes that at June 30, 2003 the fair value of the Company exceeds its net assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002, included in the Company’s Form 10-K for the fiscal year ended September 30, 2002. There have been no material changes in the first nine months of fiscal 2003 to such risks or the Company’s management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Exchange Act.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amin J. Khoury, Principal Executive Officer of Applied Extrusion Technologies, Inc.

32.2*	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian P. Crescenzo, Principal Financial Officer of Applied Extrusion Technologies, Inc.

99.1(a)	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(a)	Filed as Exhibit 99.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2002.
*	Filed herewith.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act and the Exchange Act and are referred to and incorporated herein by reference to such filings.

B. Reports on Form 8-K

The following Forms(s) 8-K were filed or furnished to the Commission:

Current Report on Form 8-K furnished to the Commission on May 1, 2003 presenting the Company’s press release announcing financial results for its second fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC. (Registrant)

By:	/s/ BRIAN P. CRESCENZO
Brian P. Crescenzo Vice President Finance, Secretary and Treasurer

July 30, 2003