Form 10-K
period 2003-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2003-12-22
CIK 874389

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the "Exchange Act")

For the fiscal year ended September 30, 2003
Commission File No. 0-19188

APPLIED EXTRUSION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0295865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Read's Way
New Castle, DE 19720
(302) 326-5500

(Address, including zip code and telephone number, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 Par Value)
Junior Preferred Stock Purchase Rights
(Title of Classes)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $33,750,874 on December 12, 2003, based on the closing sales price of the Registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

        The number of shares of the Registrant's Common Stock outstanding as of December 12, 2003 was 12,833,032 shares. The number of shares of the Registrant's Junior Preferred Stock Purchase Rights outstanding as of December 12, 2003 was 12,833,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated herein by reference: Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

General

        Applied Extrusion Technologies, Inc. ("AET" or "the Company") is the largest North American manufacturer and supplier of oriented polypropylene, or OPP, films, which are used primarily in consumer product labeling, flexible packaging and overwrap applications. AET has a leading position in most of the major high-end OPP films end-use product categories in North America and has a market share of approximately 25 percent.

        AET offers one of the most extensive product lines in the OPP films industry, ranging from high-margin, specialized labels and holographic films to basic heat sealable co-extruded films. With an experienced technology group and state-of-the-art production facilities, the Company works directly with its customers to develop innovative products to meet their specialized requirements. AET believes that its combination of leadership position, innovative capabilities, strong sales force and highly efficient manufacturing will allow it to achieve future growth and profitability.

        End users of AET's films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness. AET's OPP films product line is classified into two categories—the Core Business, which is comprised primarily of labels and packaging films, and the High Value Business, which consists of the Company's TOppCure® and Platinum films. AET's film products are utilized by end users such as Coca-Cola®, Pepsi-Cola®, Frito-Lay®, Nabisco®, Kellogg's®, Hershey Foods®, Sony® and Lipton®.

Business Strategy

        AET's objective is to generate sustainable increasing profitability in the cyclical OPP films industry. The business strategy to achieve this objective is divided into two phases:

        Phase One—The first phase covered 1996 - 2001 and was directed at significantly enhancing the efficiency of the asset base and creating sufficient critical mass to support future product development. The strategic elements of this first phase were as follows:

  •
  achieve critical mass and reduce unit costs by upgrading and expanding capacity with state-of-the-art manufacturing assets;

  •
  develop additional products to fill the new capacity; and

  •
  Expand the reach of the sales force to sell the new capacity.

        During Phase One, AET doubled its capacity without increasing headcount, thus reducing unit costs, developed over fifty new products, and greatly expanded its presence in Latin America.

        Phase Two—The second phase covers 2002 - 2006 and is directed at driving margin expansion primarily through the development of new high-value films, including products which substitute for other materials, expanding the overall OPP market. The strategic elements of the second phase are as follows:

  •
  develop and manufacture innovative, proprietary, high-margin products ("Platinum Products") utilizing unique new technology platforms;

  •
  maintain leadership in its higher margin Signature Products, as described below; and

  •
  enhance the sales mix, thereby expanding margins, through revenue growth of its Signature Products consistent with demand growth and through the substitution in its revenue mix of new higher-margin Platinum Products for lower end commodity products.

        AET has developed four new technology platforms, providing a foundation on which to build innovative products that provide significant value to its customers and expanding margins for the Company. These products are referred to as AET's Platinum Products. To put the concept of these new technology platforms in context, there has not been a single new technology platform introduced into the OPP industry for over fifteen years. Examples of currently utilized technology platforms are coextrusion, voiding, out-of-line metallizing and coating, surface treatment and the use of copolymers and terpolymers.

Innovative Products / Technology Platforms

        The four new technology platforms and certain related applications recently developed by AET include:

  •
  The TOppCure® labeling system for applying clear, opaque or metallized plastic labels to glass or plastic containers utilizing modified cut-and-stack equipment. The highest impact application is the ability to apply transparent labels to glass or plastic containers at approximately half the cost of pressure sensitive labels.

  •
  Advanced coating and surface modification technology that enhances film surface characteristics. This technology spans a wide variety of applications from boardstock lamination and decoration to efficiently introducing special characteristics into film surfaces.

  •
  Technology that allows the efficient processing of different polymers into complex structures. This would include applications for the graphic arts market for polyester/OPP film structures, and high barrier applications for packaging and SynCarta™, the Company's synthetic media offering.

  •
  Technology resulting in an integrated holographic film embossing and processing system that will expand the marketplace for high-impact graphic films. The applications for this technology include holographic packaging and label decorations.

        In addition to Platinum Products developed utilizing these proprietary technology platforms, AET has also developed other high-value products such as the HOTR™ line of films. These patented films have a tightly controlled range of high oxygen transmission rates that facilitate the packaging of spring mix salads, spinach, selected fruits and vegetables, case ready meats, as well as lidding stock.

Maintain Market Leadership in Signature Products

        AET is a leading supplier to four of the top end users and five of the top six converters of OPP films, which is the result of excellent service coupled with superior products in selected target markets. These products are referred to as AET's "Signature Products" and include the Company's roll-fed, cut-and-stack and shrink label films, cold seal release films, non-sealable metallized films, and overwrap films.

        AET is continually improving and upgrading its Signature Products to insure it maintains its strong market position by setting the standard for these value-added products. The North American market share AET enjoys in the segments in which these products participate ranges from 40 percent to 90 percent.

Upgrade Sales Mix

        During Phase One of AET's Business Strategy, a period of rapid capacity expansion, the Company doubled its volume of products produced and sold. However, due to the unprecedented rate of growth in manufacturing capacity, approximately half of AET's aggregate growth in volume during this period was in lower margin films. During Phase Two of AET's Business Strategy, much of this capacity will be redirected to higher value-added opportunities. While the Company has no plans to add additional capacity in the foreseeable future, an opportunity exists as AET introduces its innovative new Platinum Products and expands its Signature Products in place of lower margin films to enhance the overall profit margins of the Company.

Industry Overview

        OPP films are highly engineered products developed and manufactured through a complex process of polymer design, extrusion, controlled multi-directional stretching, heating and cooling, and surface treatment. Depending on the application, finished products can then be further processed to be embossed or add high barrier or metallized coatings, and are often designed to be laminated with other films to provide highly specialized attributes required by end users.

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

        The Company estimates that the North American OPP film market grew at an average compound annual growth rate of over six percent from 1980 through 2000. However, beginning in 2001 and continuing into 2002, demand growth in the OPP films industry slowed to near zero due primarily to both the recession and inventory de-stocking throughout the supply chain. Growth in OPP film demand in fiscal 2003 at approximately three percent, based on Company estimates, was also lower than the historical growth rate. This relatively sluggish demand growth resulted from the continued economic weakness coupled with lower demand for snacks and beverages due to unseasonably cool and wet weather conditions, during the spring and early summer, particularly on the east coast of the United States. Assuming a full economic recovery in 2004, the Company anticipates growth in OPP films of approximately four percent, a decrease of two percent as compared to the historical growth rate. Substitution accounted for over half of the historical growth rate in OPP films due to their superior performance characteristics, such as improved protection against light, oxygen and moisture, good printability and durability, and exceptional clarity. In addition, due to its low density OPP provides greater coverage at lower cost than any other plastic film material. OPP films have replaced many non-OPP plastic film material such as polyester, nylon, cellophane and paper. Several fundamental trends should reestablish a stronger future growth rate:

  •
  the continual increase in demand for established end-market consumer products, such as snack foods, soft drinks and confectionary products, which positively impacts the demand for OPP films; and

  •
  continued substitution opportunities due to the movement away from rigid containers such as jars and boxes towards flexible packaging, such as bags and pouches that utilize OPP film;

  •
  the continued trend from cans to plastic beverage containers that utilize OPP film labels; and

  •
  substitution opportunities driven by AET's innovative new products such as TOppCure®, SynCarta™ and HOTR™.

        Production capacity in the North American OPP films industry increased by more than 35 percent from 1996 to 1999. As a result, capacity utilization levels declined from approximately 95 percent to a utilization rate approaching 80 percent. This decline in capacity utilization led to sharp declines in selling prices of OPP films and severely impacted profitability in the OPP films industry. Historically, when capacity utilization has reached the low-90 percent levels, the OPP films industry has been able pass on increases in the cost of raw materials to customers. When capacity utilization reaches the mid-90s, the industry has been able to achieve reasonable levels of price realization. For example, in 1995, when capacity utilization was at the mid-90 percent level, the industry was able to achieve significant pricing power and achieve one of its most profitable years.

        Capacity utilization in the North American OPP films industry has been recovering but remained depressed in 2003. The Company estimates that capacity utilization is currently approximately 90 percent. According to Chemical Data Inc., the price of polypropylene resin has increased from an average of $0.36 per pound in fiscal 2002 to an average of $0.43 per pound in fiscal 2003, representing a 19 percent year-over-year increase. Although capacity utilization levels remain soft, the Company led two industry price increases in fiscal 2003 and was able to recover essentially all of the raw material cost increases. As the expected growth in demand outpaces the announced capacity additions, industry capacity utilization levels will continue to improve and the ability of producers to pass on costs to customers will be enhanced.

        The Company estimates that annualized industry capacity increased by approximately 30 million pounds with the startup of ExxonMobil's new line in Shawnee, Oklahoma in 2003. Because a substantial capital investment is required to build a new line and the industry has experienced low capacity utilization levels and poor profitability, industry participants will be cautious about introducing new lines. In addition, since at least two years are required to design and construct a new OPP films line, with a third year to fully ramp up production, no additional new lines are expected to come on stream in the United States for at least the next two to three years.

Competitive Strengths

        AET is well positioned to compete successfully in the OPP films market and to increase sales and profitability due to:

  •
  Substantial Industry Presence—The Company is the largest manufacturer and supplier of OPP films in North America and has a leading market position in substantially all of the major high-end OPP films end-use product categories in North America.

  •
  Technological Leadership and Superior Product Development Capabilities—The Company has one of the largest technology groups in the industry with more than 60 chemists, engineers and technicians, and has invested approximately $13 million in product research and development over the past two years.

  •
  Efficient, Low Cost Production Facilities—AET believes that its cost to produce OPP films is one of the lowest in the North American industry and is the lowest for any manufacturer with a full line of OPP products.

  •
  Breadth of Product Line and Diversity of Customer Base—With more than 80 product groups sold to over 500 customers, AET believes that it has the broadest product lines and customer base of any North American OPP films producer.

  •
  Experienced Management—AET believes that its senior and operational management team is among the most experienced in the OPP films business.

Products

        Core Business Products:

  •
  Labels—AET's OPP film labels are used on containers for soft drinks, beverages, food and other consumer products requiring a high-quality print surface for superior graphics and properties that permit high speed labeling. Examples of end uses include soft drink containers for Coca-Cola® and Pepsi-Cola®, branded water bottles for Aquafina® and Dasani®, and juice containers for Tropicana® and Dole®. In addition, the Company's films are used on products such as Folgers® and Hills Brothers® coffee cans and aerosol cans for shaving creams and air fresheners. AET's films are used on products representing over 90 percent of the North American soft drink market.

  •
  Packaging—AET's OPP films are used in a broad range of packaging applications, principally for food products, where they provide enhanced protection against moisture, light and air. The Company's OPP films are used to make packages for products such as Frito-Lay® snacks, Nabisco®, Kellogg's®, General Foods® and Hershey Foods® products, individual size condiment pouches, and baked goods packaging. In applications where barrier is important, AET offers metallized, polyvinylidene chloride, coated and polymer modified films. High barrier metallized films provide an enhanced barrier for snacks packaged in nitrogen gas to maintain freshness and extend shelf life.

  •
  Overwrap—The Company produces OPP films that are exceptionally clear, thin and strong and provide barriers to protect products. Examples of end uses include overwrap for boxes of Lipton® tea bags and Schrafft® candies, Sony® and TDK® compact discs and DVDs, and cigarette boxes for British American Tobacco®. End-users of these products require durable films with high barrier properties that also offer exceptional clarity and thinness to maximize visibility of their products. A significant portion of these films are sold in narrow widths, 10 to 20 inches wide, for which AET has unique slitting capabilities.

        Platinum Products:

        The Company has developed, and is currently commercializing, the first four innovative new high-margin products utilizing its new technology platforms. These products, including TOppCure®, Holographic, SynCarta™, and HOTR™ films, provide higher margins and expand the OPP market by delivering favorable costs and/or performance attributes versus existing materials. AET believes that these new proprietary technology platforms provide a strong foundation to develop additional high-margin innovative products.

Marketing and Customers

        AET's OPP films products are sold primarily through its direct sales organization. Its highly skilled sales force, whose principal role is to develop sales opportunities and provide customer support, has considerable technical expertise and industry experience. Marketing activities have historically been focused primarily in North and South America, although the Company also has a sales presence in Europe and Asia. In addition, the Company's sales force and research and development scientists work directly with its customers to create new films, as well as new applications for existing OPP films.

        The majority of AET's OPP films sales are to converters, who print and laminate films before selling to end-users. One such converter accounted for approximately 15 percent of sales in fiscal 2003 and approximately 16 percent in fiscal 2002. The Company also sells a significant portion of OPP films directly to end-users, and considers it an important part of its marketing effort to maintain direct relations with major end-users, who generally direct packaging design efforts and provide detailed specifications to converters about the films used in their labeling and packaging applications. Sales and marketing efforts and customer relationships are enhanced by the numerous requirements of customer-specific technical qualifications that have been secured. The qualification process typically involves significant customer time and effort and results in a strong competitive position for qualified products. Once qualified, products are often referenced in end-user specifications or qualified product lists. These qualification processes also reinforce the partnership between AET and its customers and can lead to additional sales and marketing opportunities.

Manufacturing and Technology

        OPP films are manufactured and processed through either the tenter or the tubular process. AET is the only North American OPP films producer that has both tenter and tubular manufacturing capabilities. Additionally, OPP films can be further processed through value-adding secondary operations.

Tenter Process

        In the tenter process, specifically formulated polypropylene resins are combined and melted, sometimes with additives, and extruded from a flat die into a thick film containing from one to five distinct layers, which are then chilled, reheated and stretched lengthwise in the machine direction and widthwise in the transverse direction while still heated. This dual stretching process is known as "biaxial orientation." The specific characteristics demanded of each film are controlled throughout this complex process by a multitude of variables, including proprietary polymer design, application of unique skin layers, timed variations of the heating, cooling and stretching processes, alteration of molecular surface characteristics through the application of flame or high-voltage electrical discharge and controlled winding tension. AET has eight tenter lines, ranging from 5.5 to 10 meters. The tenter process is a more economical way than the tubular process to manufacture thicker films.

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

Secondary Processes

        In addition to the tenter and tubular manufacturing processes, AET also performs operations to coat, metallize, and emboss its films. In the coating process, various materials are applied in liquid form to the surface of the film, which is then dried in-line. These coatings are applied uniformly at varying thicknesses and layers to impart desired properties. In the metallization process, the film is run through a vacuum and a thin layer of aluminum is applied to the surface of the film. The embossing process uniformly modifies the surface of highly engineered films, through the application of heat and pressure, to produce films suitable for holographic applications.

Research and Development

        AET believes that it has one of the largest and most experienced technology groups in the industry, with more than 60 chemists, engineers and technicians, and has invested approximately $14 million in research and development over the past two years. Utilizing extensive laboratory and film testing facilities, advanced pilot film production lines, and an array of end-use packaging and labeling equipment, the Company's technology group has introduced approximately 50 new or enhanced products in the past three fiscal years. The Company believes that this strength in innovation will continue to drive higher growth levels for differentiated, higher margin Platinum Products, and provide an advantage to customers who work with AET in the development of new labeling, packaging and overwrap products and applications. During fiscal 2001, 2002 and 2003, the Company spent approximately $6.4 million, $6.6 million and $7.2 million, respectively, on research and development.

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

        Historically, the price of polypropylene has fluctuated, and in recent years the price has increased significantly due to the increased price of crude oil. As a result of low capacity utilization levels, not all of the increases in costs of polypropylene resin over the past two years have been passed on to customers. According to Chemical Data Inc., polypropylene resin prices have increased from an average of $0.34 per pound in fiscal 2002 to an average of $0.42 per pound in fiscal 2003. Any major disruption in the supply of oil, including continued unrest in the Middle East, is likely to cause a significant increase in the cost of polypropylene.

Competition

        AET competes with manufacturers of OPP films and other specialty films, such as cellophane and polyester, as well as with producers of traditional packaging materials, such as paper, foil, metal, glass and other containers. The flexible packaging industry is very competitive, and some competitors are subsidiaries of larger corporations that have significantly greater financial resources than the Company. There are approximately six primary manufacturers in North America producing OPP films for resale. Out of these six manufacturers, only AET and ExxonMobil, the other broad-line producer of OPP films, have a greater than 20 percent market share. Competition in OPP films markets is based primarily on customer relationships, product performance characteristics such as machinability and quality, reliability and price. Competition also depends on developing new and enhanced products for customers. The Company also sells products in countries outside North America and, therefore, competes with local OPP manufacturers.

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

Patents and Trademarks

        AET currently holds approximately 46 active domestic and international patents and applications and has approximately 15 domestic and international trademark registrations and applications. The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business.

Government Regulation

        Due to the nature of AET's business, its operations are subject to a variety of federal, state and local laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements. Compliance with federal, state and local requirements relating to the protection of the environment has not had and is not expected to have, a material effect on capital expenditures, financial condition, results of operations or competitive position.

Environmental, Health and Safety Matters

        AET is subject to stringent environmental, health and safety requirements, including laws and regulations relating to air emissions, wastewater management, the handling and disposal of waste, and the cleanup of properties affected by hazardous substances. The Company believes that its operations have been and are in substantial compliance with environmental, health and safety requirements, and that it has no liabilities arising under such requirements, except as could not reasonably be expected to have a material adverse effect on operations, liquidity or financial condition.

        In the last five years, the Company has received no requests for information or related correspondence from the United States Environmental Protection Agency and other third parties indicating that it might be responsible under the Comprehensive Environmental Response, Compensation and Liability Act or other environmental laws for costs associated with the investigation and cleanup of contaminated sites. The Company believes that any future involvement in matters arising under various environmental laws will not have a material adverse effect on its operations, liquidity or financial condition.

Employees

        The Company employs approximately 940 full-time employees. Approximately 98 production and maintenance employees at the Covington, Virginia facility are represented by the Paper Allied Industrial Chemical and Energy Workers International Union, Local 2-0884 under a collective bargaining agreement that expires in June 2005. All employee relations are considered to be satisfactory.

ITEM 2. PROPERTIES

        The following table provides information with respect to AET's facilities:Location Square Feet Owned/Leased

	Location	Square Feet	Owned/ Leased
OPP Films manufacturing and research pilot facilities	Terre Haute, Indiana	821,000	Owned
	Covington, Virginia	517,000	Owned
	Varennes, Quebec, Canada	163,000	Owned
	Newport, Delaware	12,825	Leased
Corporate and Research and Development	New Castle, Delaware	50,000	Leased

        All of AET's owned real property, except for the Covington, Virginia property, is collateral under the Company's term credit facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for its level of operations.

ITEM 3. LEGAL PROCEEDINGS

        The Company is periodically subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. It is not a party to litigation or other legal proceedings which it believes, either singly or in the aggregate, could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        AET did not submit any matters to a vote of the security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 4a. EXECUTIVE OFFICERS

        The executive officers of AET are as follows:

Name	Age	Position	Since
Amin J. Khoury	64	Chairman of the Board and Chief Executive Officer(1)	October 1986
David N. Terhune	57	President and Chief Operating Officer(2)	February 1996
Terry E. Smith	52	Vice President Operations(3)	July 1998
Brian P. Crescenzo	42	Vice President of Finance, Secretary, and Treasurer	September 1997

(1)
Mr. Khoury has served as Chairman of the Board of Directors since October 1986 and served as Chief Executive Officer from October 1986 through August 1993 and since October 2002.

(2)
Mr. Terhune has served as Chief Operating Officer since February 1996 and has served as President since October 2002.

(3)
Mr. Crescenzo has served as Vice President of Finance since September 1997, has served as Secretary since September 2002 and has served as Treasurer since January 2003.

        AET's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Business Experience of Executive Officers

        Amin J. Khoury—Founder and Chairman of the Board of Directors of the Company since 1986; Chief Executive Officer of the Company since October 2002; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Director of Brooks Automation, Inc., a leader in semiconductor tool and factory automation solutions for the global semiconductor industry; and Director of Synthes-Stratec, one of the world's leading orthopedic trauma companies.

        David N. Terhune—President of the Company since October 2002, and Chief Operating Officer of the Company since 1996; Executive Vice President from 1996 to 2002; Senior Vice President and Chief Financial Officer of the Company from 1994 to 1996; from 1972 until 1993, as Chief Operating Officer for seven years and Chief Financial Officer for fourteen years for five primarily public companies in the technology, banking, real estate, food service and manufacturing industries.

        Terry E. Smith—Vice President of Operations of the Company since January 2003; Vice President of Manufacturing from July 1998 to January 2003; from 1994 until 1998 Vice President of Manufacturing Operations for Sentry Group, a leading manufacturer of fire proof safes, files and chests; from 1979 until 1994 held various operational positions including Manager of Manufacturing, Senior Planning Associate and Business Manager with Mobil Chemical Company's Plastics Division.

        Brian P. Crescenzo—Vice President of Finance of the Company since September 1997; Secretary of the Company since September 2002; Treasurer of the Company since January 2003; from 1989 until 1997, held various controllership positions with Hercules, Inc., a specialty chemical company based in Wilmington, Delaware, including the controllership of the OPP Films Division.

        The information presented under the heading, "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

        AET has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as to its directors, other officers and employees. AET's Code of Conduct and Ethics is available on its website at www.aetfilms.com.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has been quoted on the NASDAQ National Market System since June 6, 1991 under the symbol "AETC." Before June 6, 1991, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market System:

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
Quarter ended December 31	$3.79	$1.79	$8.45	$7.12
Quarter ended March 31	2.10	1.51	7.90	6.87
Quarter ended June 30	2.50	1.84	7.48	5.15
Quarter ended September 30	2.80	1.74	6.79	3.03

        The Company has not paid any cash dividends on its Common Stock, and the Company's Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. In addition, the Company's credit facility and the indenture governing its senior notes restrict the payment of cash dividends. As of December 12, 2003, there were approximately 247 registered holders of record and more than 3,000 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The following information is in thousands, except per share amounts:

	2003	2002(a)	2001(b)	2000	1999
Statement of Operations Data:
Sales	$247,364	$252,092	$279,840	$268,375	$237,042
Cost of sales	203,154	208,099	222,719	219,546	191,949

Gross profit	44,210	43,993	57,121	48,829	45,093
Operating expenses:
Selling, general and administrative	22,989	32,085	29,500	27,152	26,550
Research and development	7,209	6,605	6,419	6,759	7,123
Restructuring and impairment charges	—	9,002	—	—	(2,215)
Loss on sale of assets	—	—	7,054	—	—
QPF acquisition and integration costs	—	950	2,548	—

Operating profit (loss)	14,012	(4,649)	11,600	14,918	13,635
Non-operating expenses:
Interest expense, net(a)	29,912	29,147	27,748	21,096	18,909
Acquisition costs and other	—	—	—	—	3,641

Loss before income taxes	(15,900)	(33,796)	(16,148)	(6,178)	(8,915)
Income tax expense (benefit)(a)	1,053	(2,045)	10,264	(2,223)	(3,566)

Net loss	$(16,953)	$(31,751)	$(26,412)	$(3,955)	$(5,349)

Basic and Diluted Loss per common share	$(1.33)	$(2.55)	$(2.23)	$(.33)	$(.47)

Balance Sheet Data:
Working capital	$28,047	$40,987	$75,893	$48,221	$36,621
Total assets	407,695	405,062	425,858	390,754	375,537
Long-term debt	271,790	277,876	277,462	209,500	182,500
Stockholders' equity	34,357	38,761	68,822	97,004	98,952

(a)
In fiscal 2002, in conjunction with the early adoption of SFAS 145, the Company reclassified the extraordinary loss on the early extinguishment of debt in fiscal 2001 to interest expense and income tax expense.

(b)
These amounts include the operations of the nets and nonwovens business, which was divested at the end of fiscal 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain information contained in this report should be considered "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management with respect to future financial performance or operations and/or assumptions underlying or judgments concerning matters discussed in this document. The words "believe," "estimate," "intend," "anticipate," "project," and "expect" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

        Some important risk factors that could cause the Company's actual results to differ materially from those expressed in its forward-looking statements include, but are not limited to:

  •
  The ability of the Company to create, manufacture and market innovative, higher-margin products;

  •
  Intensified competition from the Company's competitors;

  •
  A continuation of, or an increase in, overcapacity in the OPP films industry;

  •
  An increase in the cost of, polypropylene resin, the Company's main raw material;

  •
  The Company's high level of debt and ability to make principal and interest payments on the Company's debt; and

  •
  The operating and financial restrictions and covenants in the Company's debt agreements, which could adversely affect the Company's ability to finance its operations and plan for or respond to changes in its business.

        In addition to the risk factors set forth above, you should consider the risks set forth in Exhibit 99.1 to this Annual Report, the "Business" section of this Annual Report and elsewhere in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise the forward-looking statements included in this Annual Report to reflect any future events or circumstances.

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

Results of Operations

	Fiscal 2003		Fiscal 2002
	($)	(% of Sales)	($)	(% of Sales)
Sales	247,364	100.0	252,092	100.0
Cost of sales	203,154	82.1	208,099	82.5

Gross profit	44,210	17.9	43,993	17.5
Selling, general and administrative	22,989	9.3	32,085	12.7
Research and development	7,209	2.9	6,605	2.6
Restructuring charges	—	—	9,002	3.6
Other operating expenses	—	—	950	0.4

Operating profit (loss)	14,012	5.7	(4,649)	(1.8)
Interest expense, net	29,912	12.1	29,147	11.6
Income tax expense (benefit)	1,053	0.4	(2,045)	(0.8)

Net loss	(16,953)	(6.8)	(31,751)	(12.6)

Fiscal 2003 Compared with Fiscal 2002

        Sales for fiscal 2003 of $247,364 were $4,728, or 1.9 percent, lower compared with fiscal 2002. A 7.4 percent decline in volume was partially offset by a 6.0 percent increase in average selling price. The higher average selling price was due to both price increases and an improved mix of products sold.

        Sales outside of the United States were $48,717, or 19.7 percent of sales, and $41,473, or 16.5 percent of sales, for fiscal 2003 and 2002, respectively, and generated $4,724 of operating profit in fiscal 2003 and $3,449 of operating profit in fiscal 2002. Operating profit margins on foreign sales increased in fiscal 2003 due to improved pricing and a favorable sales mix.

        Gross profit in fiscal 2003 of $44,210 increased by $217 compared with fiscal 2002. An increase in average selling prices of $13,839 as a result of price increases, in addition to an improved mix of products sold, offset the impact of lower sales volumes and a $14,700, or 17 percent, increase in raw material costs. Gross margin was 17.9 percent versus 17.5 percent in fiscal 2002.

        Selling, general and administrative expenses were $22,989, or 9.3 percent of sales, in fiscal 2003, compared with $32,085, or 12.7 percent of sales, in fiscal 2002. The decrease of $9,096 reflects the successful implementation of the September 2002 restructuring and ongoing cost reduction efforts.

        Research and development expense was $7,209, or 2.9 percent of sales, in fiscal 2003 compared with $6,605, or 2.6 percent of sales in fiscal 2002, reflecting the Company's strategy to develop a number of new, highly differentiated products. The Company expects to continue to invest in research and development in fiscal 2004 pursuant to its strategy to increase growth in gross margins primarily through the development of new high value films.

        Restructuring charges of $9,002 in fiscal 2002 reflect the costs associated with the closure of the corporate office in Peabody, Massachusetts, a realignment of the Company's business units, and a reorganization of key roles and responsibilities. This reorganization eliminating 50 full time positions, together with other cost reduction efforts, has successfully implemented and provided annual cost savings in excess of $9,000.

        Other expenses in fiscal 2002 of $950 reflect costs to complete the Company's transition of the assets acquired from QPF, L.L.C. ("QPF").

        Interest expense increased $765 to $29,912 in fiscal 2003 due to a higher average outstanding debt balance.

        Income tax expense of $1,053 in fiscal 2003 represents an adjustment to the valuation allowance against deferred taxes. The Company recorded an income tax benefit in fiscal 2002 of $2,045 as the result of a tax refund received due to the change in the tax law in fiscal 2002 increasing the loss carryback period. Aside from these items, the Company's effective tax rate in fiscal 2003 and fiscal 2002 was zero.

Fiscal 2002 Compared with Fiscal 2001

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

        Sales in fiscal 2002 of $252,092 decreased $27,748 compared with fiscal 2001. Of this decline, $20,258 was due to the sale of the Company's nets and nonwovens business at the end of fiscal 2001 and the remaining decline in sales of $7,490 was related to the OPP films business. OPP films sales declined 2.7 percent compared with fiscal 2001 due to a 5.3 percent decrease in average selling price, partially offset by a 2.6 percent increase in sales volume. The decline in average selling price year over year reflects unfavorable industry-wide conditions that existed during fiscal 2002. Specifically, the North American OPP films industry had substantial excess capacity caused in part by inventory de-stocking throughout the supply chain during fiscal 2002. In the second half of fiscal 2002, due to recovery in demand, the Company was able successfully to implement two price increases.

        Sales outside the United States were $41,473, or 16.5 percent of sales, and $49,705, or 17.8 percent of sales, for fiscal 2002 and 2001, respectively, and generated $3,449 of operating profit in fiscal 2002 and an operating loss in fiscal 2001 of $901. Operating profit margins on foreign sales increased in fiscal 2002 due principally to improved pricing, a favorable sales mix, and lower manufacturing costs.

        Gross profit was $43,993 in fiscal 2002, compared with $57,121, in fiscal 2001. Gross margin for the OPP films business alone was 17.5 percent of sales in fiscal 2002 compared with 19.9 percent of sales in fiscal 2001. Gross profit declined $13,128 in fiscal 2002 as compared to fiscal 2001, of which $5,392 was related to the divestiture of the nets and nonwovens business and the remaining $7,736 was due to the OPP films business. The decline in OPP films gross profit in fiscal 2002 was due to the decline in sales discussed above, $1,492 of start-up costs and $3,400 in temporary plant shutdown charges incurred in the fourth fiscal quarter of 2002 offset, in part, by more favorable manufacturing costs. The $1,492 of start-up costs related to construction of a new OPP film line in fiscal 2002. This line was purchased in

1999 and moved to the Company's Varennes, Canada plant. When fully operational, this line is expected to be able to produce certain high-end specialty OPP films as described in Phase Two of the Company's Business Strategy in Item 1 "Business" above.

        Selling, general and administrative expenses were $32,085, or 12.7 percent of sales, in fiscal 2002, compared with $28,639, or 10.2 percent of sales, in fiscal 2001. The increase of $3,446 includes a $1,313 increase in bad debt expense, increases in professional fees, increases in salary and benefits and marketing expenses related to the development of a number of new highly differentiated products. The bad debt expense increase reflected additional reserves against certain Latin American receivables and the write-off of certain domestic receivables determined to be uncollectable.

        Research and development expense was $6,605, or 2.6 percent of sales, in fiscal 2002 compared with $6,419, or 2.3 percent of sales in fiscal 2001, reflecting the Company's strategy to develop a number of new, highly differentiated products.

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

        Restructuring charges in fiscal 2002, of $9,002, comprised primarily of severance costs and lease obligations, reflected the costs associated with the closure of the corporate office in Peabody, Massachusetts, a realignment of the Company's business units and a reorganization of key roles and responsibilities. This reorganization eliminated 50 full time positions and provided annual cost savings in excess of $6,000.

        In fiscal 2002, the Company incurred $950 in costs to complete the transition of the acquired QPF business.

        Interest expense increased $1,399 to $29,147 in fiscal 2002 due to a higher average outstanding debt balance, offset in part by a lower interest rate on the senior unsecured debt and a modest increase in interest income earned on cash and cash equivalents.

        Income tax benefit for fiscal 2002 was $2,045, representing a tax refund received in fiscal 2002 due to the change in the tax law in fiscal 2002 increasing the loss carryback period. Income tax expense for fiscal 2001 was $10,264, reflecting the impact of a $16,079 valuation allowance for certain state and federal deferred tax assets.

Liquidity and Capital Resources

        On October 3, 2003, the Company entered into a $100,000, five-year credit facility (the "Credit Facility") with GE Commercial Finance (GECF). This Credit Facility includes a $50,000 revolving line of credit, replacing the Company's existing credit facility, and adds a $50,000 term loan. Approximately $39,000 of the term loan proceeds were utilized to repurchase all of the equipment leased pursuant to sale-leaseback transactions, with the remaining funds used to pay down the existing credit facility. As of September 30, 2003, the Company was not in compliance with the EBITDA covenant under its previous credit facility; however that credit facility was replaced on October 3, 2003 with the Credit Facility described above.

        The Credit Facility contains covenants which limit capital expenditures, require certain minimum EBITDA levels, require certain minimum levels of availability and require certain minimum fixed charge coverage ratios. The term loan is to be repaid through quarterly principal payments of $1,563 for five years together with a final principal payment of $18,750 due in October 2008.

        The Company has $275,000 of 10.75% Senior Notes due 2011 (the "Senior Notes") outstanding. The Senior Notes are unsecured obligations of the Company. The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

        In fiscal 2004, the Company expects a loss of approximately $9,000 to $13,000. AET expects to generate operating cash flow, after capital expenditures and term loan principal repayments, of approximately $5,000 to $9,000, and to report an operating profit of approximately $23,000 to $27,000 inclusive of $27,000 for depreciation and amortization. The Company's estimates are based upon the ability to raise the general level of selling prices for the Company's products to offset increases in raw material costs, without an adverse impact on sales volume; improve in the sales mix; and successfully commercialize of the Company's new, high-margin Platinum Products utilizing new technology platforms and assets. In addition, the Company has programs in place to reduce inventories to more normalized levels, which should generate $10,000 to $15,000 in working capital as further discussed below.

        Management believes the cash flows from the Company's operations in fiscal 2004, and the expected availability under the Credit Facility, will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations. The Company's primary non-operating cash obligations in fiscal 2004 will consist of capital expenditures of approximately $8,700 and repayments under the term loan facility of $6,250.

Operating Activities

        Operating activities for fiscal 2003 used $19,540 of cash, which was the result of net profit before depreciation and other non-cash charges of $3,880, and cash used from changes in working capital of $23,420 due to the following:

Increase in inventory	$(19,224)
Decrease in accounts receivable	6,332
Increase in prepaid expenses and other current assets	(506)
Decrease in accounts payable and accrued expenses	(16,553)
Other	6,531

Cash used for working capital	$(23,420)

        Inventory increased in fiscal 2003 due to continued soft end use demand in addition to the Company's volume loss of low margin business precipitated by its leadership in raising selling prices to cover escalating raw material prices. End use demand for snacks and beverages was adversely impacted by the continued economic weakness and unseasonably cool and wet weather conditions during the spring and early summer, particularly on the East Coast of the United States. The Company has implemented plans to reduce inventory by shutting down certain production assets. The Company estimates that inventory will return to historical carrying levels by fiscal year-end 2004. Accounts receivable decreased as a result of the reduction in sales from the fourth quarter of fiscal 2002. Prepaid expenses and other assets increased primarily due to contributions made to the Company's retirement plans that are described in Note 13 to the consolidated financial statements. Accounts payable and accrued expenses decreased primarily due to utilization of reserves for the 2002 restructuring and restatement related expenses. Additionally, accruals for customer rebates were reduced by approximately $3,600 due to lower sales on these programs. Approximately $5,000 relates to the reclassification of deferred gains, relating to sale-leaseback transactions, to other liabilities.

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

        Inventory decreased in fiscal 2002 due to temporary plant shutdowns taken in the fourth fiscal quarter specifically aimed at reducing inventory levels. Prepaid expenses and other assets increased primarily due to contributions made to the Company's retirement plans that are described in Note 13 to the consolidated financial statements. Accounts payable and accrued expenses increased primarily due to the restructuring reserve recorded in September 2002 as described in Note 7 to the consolidated financial statements.

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

        Inventory decreased primarily as the result of a decline in the cost of polypropylene resin, the Company's primary raw material. Accounts receivable increased due to increased sales volumes in fiscal 2001. Prepaid expenses and other assets increased primarily due to contributions made to the Company's retirement plans that are described in Note 14 to the consolidated financial statements. Accounts payable and accrued expenses decreased due to reductions in the cost of polypropylene resin, as well as a decline in accrued interest arising from the change in the semi-annual interest payment on the Senior Notes from an April and October payment schedule to a January and July payment schedule.

Investing Activities

        In fiscal 2003, investing activities used $15,828 of cash as a result of the following:

Additions to property, plant and equipment, net	$(17,938)
Proceeds from sale of property, plant, and equipment	2,110

$(15,828)

        In fiscal 2003, the Company expended $17,938, primarily for additions to manufacturing facilities and related equipment and received proceeds of $2,110 from the sale of property, plant, and equipment.

        In fiscal 2002, investing activities used cash of $972. In March 2002, the Company purchased certain leased equipment for $17,156. The Company sold and leased back, under a 7 year operating lease, a portion of that equipment (aggregating $7,989) and realized proceeds of $18,225. In addition to that equipment, the Company expended $26,756, primarily for additions to its manufacturing facilities and related equipment and received proceeds of $1,503 from the sale of property, plant and equipment. The net proceeds from the sale of the speciality nets and nonwovens division in September 2001 of $23,212 were received in the first quarter of fiscal 2002.

        In fiscal 2001, investing activities used cash of $43,529 for capital expenditures and acquisition of QPF assets. Capital expenditures of $21,785 relate primarily to additions to manufacturing facilities and related equipment. In June 2001, the Company acquired certain assets including machinery and equipment, intellectual property and inventory from QPF L.L.C. for $21,744.

Financing Activities

        In fiscal 2003, financing activities generated $20,483 of cash due primarily to borrowings under the revolving credit facility, of which $6,500 was used to redeem outstanding industrial revenue bonds. The Company incurred debt issuance costs of $1,588.

        In fiscal 2002, financing activities generated $378 of cash. Proceeds of stock options during the year aggregated $993. The Company incurred debt issuance costs of $615.

        In fiscal 2001, financing activities generated $58,043 of cash due primarily to $270,859 raised from the issuance of the Senior Notes and $203,000 utilized to pay off debt.

Contractual Obligations

        Below is a summarized list of the Company's contractual obligations relating to long-term debt and non-cancelable operating leases, employment and severance agreements at September 30, 2003.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Contractual Obligations (payments due by period):
Long-term debt (including interest)	$511,500	$29,562	$59,125	$59,125	$363,688
Operating leases	45,571	12,457	22,292	10,667	155
Employment agreements	4,994	2,278	2,716
Severance agreements	699	600	99

Total Contractual Obligations	$562,764	$44,897	$84,232	$69,792	$363,843

        Long-term debt obligations include annual interest payments of $29.6 million on the Company's Senior Notes totaling $236.5 million over the remaining term of the Senior Notes and principal repayment of $275 million on the Senior Notes at maturity. The Senior Notes mature on July 1, 2011. Included in the operating lease obligation is $40.7 million of future lease payments due on sale-leaseback transactions as of September 30, 2003. On October 3, 2003, the Company repurchased all of the assets included in these sale-leaseback transactions. In addition to the contractual obligations detailed above, the Company is obligated, under the 1999 Supplemental Executive Retirement Plan, to make benefit payments to certain executive employees. The provisions of this plan are discussed in Footnote 13 to the Consolidated Financial Statements.

Inflation

        Management regularly reviews the prices charged for its products. When market conditions allow, price adjustments are made to reflect changes in demand or product costs due to fluctuations in the costs of materials and labor and inflation. The costs of raw materials make up a significant portion of the Company's costs and have historically fluctuated. It cannot be assumed, however, that future market conditions will support any correlation between raw material cost fluctuations and finished product films pricing.

Seasonal Nature of Some OPP Films Markets

        Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets are generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company's second and third fiscal quarters, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors mentioned in this prospectus.

New Accounting Pronouncements

        A summary of the impact of certain new accounting pronouncements on the Company's business follows.

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS 143 in fiscal 2003. The adoption of SFAS 143 had no material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 was adopted by the Company in fiscal 2003. The Company's adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 applied in fiscal years beginning after May 15, 2002 but could be adopted earlier. The provisions of SFAS No. 145 related to Statement No. 13 applies to transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 in fiscal 2002 which resulted in the reclassification of the amount previously recognized as an extraordinary loss on early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required for exit activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for guarantees Including Guarantees of Indebtedness of Others." FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25. However, the Company has provided the additional disclosures as required by SFAS No. 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company currently has no entities which have these characteristics. FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB staff positions. The Company does not expect that the FASB proposed positions will have a material impact on its consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of SFAS No. 149 had no impact on the Company's financial position or results of operations. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred indefinitely a provision of SFAS No. 150 that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. The Company currently has no financial instruments which meet these requirements.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, and intangible assets. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

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

        Asset Valuation.    Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets. Asset valuation is governed by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 141, "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based primarily upon the age of inventory held and market conditions. Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows. Changes in judgments on any of these factors could impact the value of the asset.

        Concentrations of Credit Risk.    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and generally require no collateral from its customers. The Company's allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past four years, annual bad debt expense has averaged approximately $750 and ranged from $400 in fiscal year 2001 to $1,713 in fiscal 2002. The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company. While the Company believes its allowance for bad debts at September 30, 2003 of $1,864 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

        Inventories.    Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market with cost determined using a weighted average-cost method. The Company determines the market value of its raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and record a write down of inventory cost to market, when applicable. Polypropylene, the Company's major raw material, is petroleum based and prices can fluctuate significantly and, as discussed above, increases in raw material prices cannot always be passed on to customers. Additionally, from time to time, the Company has been able to utilize secondary markets to liquidate excess inventories. If raw material prices were to increase and the Company were unable to raise its prices or if the Company's ability to liquidate excess inventories was significantly diminished, additional inventory write downs may be necessary.

        Excess of Cost Over Fair Value of Net Assets Acquired.    The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. The Company has one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data. No impairment of goodwill was recorded during 2003. The Company's market capitalization and net assets at September 30, 2003 were $31,954 and $34,357, respectively. However, based on its discounted cash flow projections and other market-related data the Company believes that at September 30, 2003 the fair value of the Company exceeds its net assets. If the projected cash flows and other projected operating results are not achieved, the Company would decrease the estimated fair value of its business and a full or partial impairment of its goodwill balance of $9,874 would be necessary.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term and Long-Term Debt

        The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. At September 30, 2003, the Company maintained a revolving credit facility which bore interest at a variable rate. Average borrowings under this facility were approximately $14,335 for the year ended September 30, 2003. A 10 percent increase in market rates would not have had a material impact on fiscal 2003 results of operations. At September 30, 2003, the Company had short-term debt and long-term debt outstanding of $28,670 and $271,790, respectively. The short-term debt bears interest at the lender's variable rate, LIBOR, plus 2.75%. The long-term debt bears interest at a fixed rate of 10.75%.

        On October 3, 2003, the Company replaced its existing revolving credit facility with a $100 million credit facility with GE Commercial Finance (GECF) as detailed in Footnote 6 to the Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

        The Company's principal executive officer and its principal financial officer undertook an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

        There were no changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company's shareholders on these reviews and enhancements in the Company's annual and quarterly reports filed under the Exchange Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a on pages    of this report.

        The directors of AET are as follows:

Director Name	Age	Position	Since
Amin J. Khoury	64	Chairman of the Board	October 1986
Nader A. Golestaneh*†	43	Director	October 1986
Richard G. Hamermesh*	55	Director	October 1986
Mark M. Harmeling†	51	Director	October 1986
Joseph J. O'Donnell	59	Director	October 1986
Joseph C. Day*	58	Director	May 2003

*  Member Audit Committee

†  Member Stock Option and Compensation Committee

        All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Business Experience of Directors

        Amin J. Khoury—Founder and Chairman of the Board of Directors of the Company since October 1986; from October 1986 to August 1993, and since October 2002, Chief Executive Officer of the Company; President of the Company from August 1988 through November 1992; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Director of Brooks Automation, Inc., a leader in semiconductor tool and factory automation solutions for the global semiconductor industry; Director of Synthes-Stratec, Inc., one of the world's leading orthopedic trauma products companies.

        Nader A. Golestaneh—Director of the Company since 1986; since 1990, President of Centremark Properties, Inc., a real estate management and development company; since 1986, attorney in private practice in Boston, Massachusetts.

        Richard G. Hamermesh—Director of the Company since 1986; since 2000, professor of Management Practice at the Harvard Business School; co-founded in 1987 and served until 2000 as a

Managing Partner for the Center for Executive Development, an independent executive education and training firm; and Director of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products.

        Mark M. Harmeling—Director of the Company since 1986; since 2001, partner of TA Realty Associates, a real estate advisory firm; from 1991 to 2000, President of Bay State Realty Advisors, a real estate consulting firm; from 1997 to 1999, an executive of the A. G. Spanos Corporation, a leading developer of multifamily residential complexes; from 1985 to 1991, President of Intercontinental Real Estate Corporation, a real estate holding and development corporation; Director of Universal Holding Corporation, an insurance holding company.

        Joseph J. O'Donnell—Director of the Company since 1986; since 1978, Chairman of the Board and President of Boston Concessions Group, Inc., a company that manages food service operations in approximately 40 states in the leisure and recreation markets.

        Joseph C. Day—Director of the Company since 2003; since 2002, Member of the Executive Committee of the Original Equipment Suppliers Association; since 2002, Member of the Board of Trustees of Beaumont Hospital; from 1988 to 2002, Chairman, Chief Executive Officer and Director of Freudenberg-NOK General Partnership, a manufacturer of original equipment and after market automotive components; from 1994 to 2002, Member of the Board of Directors of ASC, Inc.; from 1984 to 2000, Director or Chairman or Chair of Executive Committee of the Wiremold Co.; since 2002, Director, Chair of Executive Committee and Chair of Restructuring Committee of Venture Industries.

        AET has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as to its directors, other officers and employees. AET's Code of Conduct and Ethics is available on its website at www.aetfilms.com.

ITEM 11. EXECUTIVE COMPENSATION

        "Executive Compensation" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        "Security Ownership Information of Certain Beneficial Owners and Management" and "Equity Compensation Plan" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        "Employment Contracts" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        "Audit Matters" described in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report:

A.    Financial Statements

        Consolidated Balance Sheets, September 30, 2003 and 2002

        Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001

        Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2003, 2002, and 2001

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002, and 2001

        Notes to Consolidated Financial Statements

  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2003, 2002, and 2001

        All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes.

B.    Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation.
3.1.1*	Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.1.2(j)	Amendment dated March 17, 1999 to Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated By-Laws.
4.3(a)	Specimen Common Stock Certificate.
4.4*	Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.
10.1.1(e)	Amendment No. 4 to the Credit Agreement dated as of March 30, 2002.
10.1.2(d)	Amendment No. 5 to the Credit Agreement dated as of June 30, 2002.
10.2(q)	Amended and Restated Credit Agreement dated as of September 20, 2002 between the Registrant and JPMorgan Chase Bank as Administrative Agent.
10.2.1(n)	Amended and Restated Credit Agreement dated as of January 1, 2003 between the Registrant and JPMorgan Chase Bank as Administrative Agent.
10.3(o)	Credit Agreement dated as of October 3, 2003 between the Registrant and General Electric Capital Corporation as Arranger and Lender.
10.4(b)	1986 Stock Option Plan.
10.4.1(i)	Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.5(c)	1991 Stock Option Plan.
10.5.1(i)	Amendment dated December 7, 1999 to the 1991 Stock Option Plan, as amended.
10.6(b)	1991 Stock Option Plan for Directors.
10.6.1(i)	Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors.
10.7(r)	1994 Stock Option Plan.
10.7.1(i)	Amendment dated December 7, 1999 to the 1994 Stock Option Plan.
10.8(g)	2001 Stock Option Plan for Directors.
10.9(l)	2001 Share Incentive Plan.

10.10(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and David N. Terhune.
10.11(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Amin J. Khoury.
10.12(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Thomas E. Williams.
10.13(q)	Agreement between Registrant and Thomas E. Williams dated September 30, 2002.
10.13.1*	Agreement between Registrant and Thomas E. Williams dated December 11, 2003.
10.14(f)	Amended and Restated Executive Deferred Compensation Retirement Plan dated August 10, 2001.
10.14.1(q)	Amendment to Executive Deferred Compensation Retirement Plan dated December 9, 2002.
10.14.2*	Rabbi Trust dated December 13, 1996 with respect to the Executive Deferred Compensation Retirement Plan.
10.15(e)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002.
10.15.1(d)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002, as amended as of August 1, 2002.
10.15.2(q)	Amendment to 1999 Supplemental Executive Retirement Plan dated December 9, 2002.
10.15.3(i)	1999 Deferred Compensation Plan Trust dated November 30, 1999.
10.16*	Equipment Lease Agreement dated as of December 29, 1997 between Registrant and LaSalle National Leasing Corporation.
10.16.1(h)	Letter Agreement dated April 28, 1999 amending Equipment Lease Agreement dated as of December 29, 1997.
10.16.2(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and Banc of America Leasing & Capital, LLC, as successor-in-interest to LaSalle National Leasing Corporation and NationsBanc Leasing Corporation.
10.16.3(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and The CIT Group/Equipment Finance, Inc.
10.16.4(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and Fifth Third Leasing Corporation.
10.16.5(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and First Union Commercial Corporation, as successor by merger to CoreStates Leasing, Inc., the assignee of Lasalle National Leasing Corporation.
10.16.6(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and Key Equipment Finance, f/k/a KeyCorp Leasing.
10.16.7(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and LaSalle National Leasing Corporation.
10.16.8(p)	Waiver and Rider No. 5 to Equipment Lease Agreement dated as of January 10, 2003 between the Registrant and PNC Leasing, LLC, successor in interest by assignment from Lasalle National Leasing Corporation.
10.17(e)	Master Lease Agreement dated as of March 27, 2002 between Registrant and General Electric Capital Corporation.
10.17.1(p)	Waiver to Master Lease Agreement dated as of January 10, 2003 between the Registrant and General Electric Capital Corporation. 10.18(m) Form of Exchange Note due 2001 (filed as an Exhibit to Item 10.22).
10.19(m)	Indenture dated as of June 19, 2001 by and among the Registrant, Applied Extrusion Technologies (Canada), Inc. and the Wells Fargo Bank Minnesota, National Association, as Trustee.
10.20.1(q)	Employment Modification Agreement dated as of June 24, 2002 between the Registrant and Terry E. Smith

10.20.2(p)	Employment Agreement dated as of April 1, 2003 between the Registrant and Terry E. Smith.
10.21(p)	Employment Agreement dated as of April 1, 2003 between the Registrant and Brian P. Crescenzo.
10.22(k)	1996 Employee Stock Purchase Plan.
21*	Subsidiaries of the Registrant.
23*	Independent Auditors' Consent — Deloitte & Touche LLP.
32.1*	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Amin J. Khoury, Principal Executive Officer of Applied Extrusion Technologies, Inc.
32.2*	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Brian P. Crescenzo, Principal Financial Officer of Applied Extrusion Technologies, Inc.
99.1*	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

(b)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.

(c)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 33-64656), filed with the Commission on June 18, 1993.

(d)
Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2002.

(e)
Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 2002.

(f)
Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 2001.

(g)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 333-61976), filed with the Commission on May 31, 2001.

(h)
Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.

(i)
Contained in Exhibits to the Registrant's Form 10-K for the fiscal year ended September 30, 1999.

(j)
Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1999.

(k)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 333-01464), filed with the Commission on February 16, 1996.

(l)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 333-51354), filed with the Commission on December 6, 2000.

(m)
Contained in Exhibits to the Registrant's Registration Statement on Form S-4 (No. 333-65294), filed with the Commission on July 18, 2001.

(n)
Contained in Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on January 27, 2003.

(o)
Contained in Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on October 7, 2003.

(p)
Contained in Exhibits to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 2003.

(q)
Contained in Exhibits to the Registrant's Form 10-K for the fiscal quarter ended September 30, 2002.

(r)
Contained in Exhibits to the Registrant's Registration Statement on Form S-8 (No. 333-80804), filed with the Commission on June 29, 1994.

        The above-referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Commission under the Securities Act of 1933, as amended and the Exchange Act and are referred to and incorporated herein by reference to such filings.

C. Reports on Form 8-K

  Current Report on Form 8-K furnished to the Commission on July 30, 2003 presenting the Company's press release announcing financial results for its third fiscal quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC.
By:	/s/ BRIAN P. CRESCENZO Vice President Finance, Secretary and Treasurer December 22, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ AMIN J. KHOURY Amin J. Khoury Chairman of the Board and Chief Executive Officer December 22, 2003	/s/ JOSEPH J. O'DONNELL Joseph J. O'Donnell Director December 22, 2003
/s/ MARK M. HARMELING Mark M. Harmeling Director December 22, 2003	/s/ RICHARD G. HAMERMESH Richard G. Hamermesh Director December 22, 2003
/s/ NADER A. GOLESTANEH Nader A. Golestaneh Director December 22, 2003	/s/ JOSEPH C. DAY Joseph C. Day Director December 22, 2003

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

(In thousands, except per share amount)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,835	$17,558
Accounts receivable, net of allowance for doubtful accounts of $1,864 and $1,783 at September 30, 2003 and 2002, respectively	33,407	40,010
Inventory	52,517	32,531
Prepaid expenses and other assets	2,995	2,365

Total current assets	91,754	92,464
Property, plant and equipment, net	281,384	276,916
Goodwill, net	9,874	9,874
Other intangibles, net	10,505	11,043
Other assets	14,178	14,765

Total assets	$407,695	$405,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,485	$10,701
Accrued expenses and other current liabilities	18,008	33,348
Accrued interest	7,544	7,428
Current portion of long-term debt	28,670	—

Total current liabilities	63,707	51,477
Long-term debt	271,790	277,876
Long-term liabilities	18,339	17,446
Deferred gain on sale leaseback transactions	19,502	19,502
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no shares issued
Common stock, $.01 par value; authorized, 30,000 shares, 13,016 and 13,048 shares issued at September 30, 2003 and 2002, respectively	130	130
Additional paid-in capital	103,204	103,250
Accumulated deficit	(73,742)	(56,789)
Accumulated other comprehensive income (loss)	7,018	(5,577)

	36,610	41,014
Treasury stock, at cost, and other, 183 shares at September 30, 2003 and 2002.	(2,253)	(2,253)

Total stockholders' equity	34,357	38,761

Total liabilities and stockholders' equity	$407,695	$405,062

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
Sales	$247,364	$252,092	$279,840
Cost of sales	203,154	208,099	222,719

Gross profit	44,210	43,993	57,121
Operating expenses:
Selling, general and administrative	22,989	32,085	29,500
Research and development	7,209	6,605	6,419
Restructuring charges	—	9,002	—
Loss on sale of assets	—	—	7,054
QPF acquisition and integration costs	—	950	2,548

Total operating expenses	30,198	48,642	45,521
Operating profit (loss)	14,012	(4,649)	11,600
Interest expense, net:
Interest expense	29,997	29,820	28,032
Interest income	85	673	284

Interest expense, net	29,912	29,147	27,748
Loss before income taxes	(15,900)	(33,796)	(16,148)
Income tax expense (benefit)	1,053	(2,045)	10,264

Net loss	$(16,953)	$(31,751)	$(26,412)

Loss per common share
Basic and diluted	$(1.33)	$(2.55)	$(2.23)
Average common shares outstanding
Basic and diluted	12,741	12,465	11,854

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	Voting Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount					Total
Balance, September 30, 2000	12,019	$120	$100,266	$1,374	$(2,500)	$(2,256)	$97,004
Comprehensive loss:
Net loss				(26,412)			(26,412)
Other Comprehensive loss:
Foreign currency translation adjustment					(2,771)		(2,771)

Total comprehensive loss	—	—	—	(26,412)	(2,771)	—	(29,183)
Profit sharing contribution	91	1	170				171
Stock issued for share incentive plan	593	6	830				836
Stock issued for employee purchases	77	1	202				203
Treasury shares and other						(321)	(321)
Exercise of stock options	16		109				109
Tax benefits of early disposition of stock options			3				3

Balance, September 30, 2001	12,796	$128	$101,580	$(25,038)	$(5,271)	$(2,577)	68,822
Comprehensive loss:
Net loss				(31,751)			(31,751)
Other comprehensive loss:
Foreign currency translation adjustment					(306)		(306)

Total comprehensive loss	—	—	—	(31,751)	(306)	—	(32,057)
Profit sharing contribution	57		427				427
Treasury shares and other						324	324
Exercise of stock options	195	2	991				993
Stock compensation			252				252

Balance, September 30, 2002	13,048	$130	$103,250	$(56,789)	$(5,577)	$(2,253)	$38,761
Comprehensive loss:
Net loss				(16,953)			(16,953)
Other comprehensive loss:
Foreign currency translation adjustment					12,595		12,595

Total comprehensive loss	—	—	—	(16,953)	12,595	—	(4,358)
Share incentive plan stock	(32)		(46)				(46)

Balance, September 30, 2003	13,016	$130	$103,204	$(73,742)	$7,018	$(2,253)	$34,357

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(16,953)	$(31,751)	$(26,412)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	900	1,713	400
Depreciation and amortization	24,928	21,342	22,362
Amortization of sale-leaseback gains	(4,949)	(4,855)	(4,496)
Deferred taxes	—	—	10,264
Stock issued for retirement plans, share incentive plan and other compensation	(46)	1,003	1,032
Loss on sale of assets	—	—	7,054
Write-off of deferred debt issuance costs included in interest expense	—	—	1,651
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	6,332	(607)	(1,438)
Inventory	(19,224)	2,358	8,836
Prepaid expenses and other current assets	(506)	(856)	(3,240)
Accounts payable and accrued expenses	(16,553)	5,503	(6,460)
Other	6,531	2,129	(5,128)

Net cash (used in) provided by operating activities	(19,540)	(4,021)	4,425
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,938)	(26,756)	(21,785)
Proceeds from sale of property, plant and equipment	2,110	1,503	—
Repurchase of leased assets	—	(17,156)	—
Proceeds from sale-leaseback	—	18,225	—
Collection of receivable from sale of division	—	23,212	—
Acquisition of assets	—	—	(21,744)

Net cash from investing activities	(15,828)	(972)	(43,529)
FINANCING ACTIVITIES:
Debt issuance costs	(1,687)	(615)	(9,786)
Proceeds from issuance of stock, net	—	993	(30)
Proceeds from issuance of bonds	—	—	270,859
Redemption of $150,000 senior notes	—	—	(150,000)
Redemption of industrial revenue bonds	(6,500)	—	—
Borrowings (repayments) under line of credit agreement, net	28,670	—	(53,000)

Net cash from financing activities	20,483	378	58,043
Effect of exchange rate changes on cash	162	(3)	(28)

Change in cash and cash equivalents, net	(14,723)	(4,618)	18,911
Cash and cash equivalents, beginning	17,558	22,176	3,265

Cash and cash equivalents, ending	$2,835	$17,558	$22,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$30,391	$31,518	$28,823
Income taxes	—	—	—

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2003, 2002 and 2001
(In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Applied Extrusion Technologies, Inc. and its subsidiaries (collectively "AET" or the "Company") operate in a single business segment, which consists of the development and manufacture of oriented polypropylene ("OPP") films used in consumer product labeling and flexible packaging applications.

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

        Marketable Securities.    The Company classifies the marketable securities held in trusts for its deferred compensation plan and its supplemental executive retirement plan as "trading" securities under Statement of Financial Accounting Standard ("SFAS") No. 115. In accordance with the provisions of this statement, the investment balance is stated at fair market value, based on quoted market prices. Unrealized gains and losses are reflected in earnings; realized gains and losses are computed using the specific-identification method. As the assets held in the trusts reflect amounts due to employees or beneficiaries, but available for general creditors of the Company in the event the Company becomes insolvent, the Company has recorded the investment balances in other assets and has established a corresponding long-term liability.

        The marketable securities held in trusts consist of investments in mutual funds and debt securities at September 30, 2003 and 2002. Unrealized gains (losses) included in earnings were $126, $(448) and $(163) fiscal 2003, 2002 and 2001.

        Fair Value of Financial Instruments.    As of September 30, 2003 and 2002 respectively the fair value of all financial instruments, except for Senior Notes as defined herein payable, approximate their carrying amounts in the consolidated balance sheets. This is due to the short term maturity of such instruments and the floating interest rate associated with certain instruments which have the effect of repricing such instruments regularly. Senior Notes payable, with carrying values of $271,790 and $277,876 at September 30, 2003 and 2002 respectively have estimated fair values of $220,000 and $188,375 at September 30, 2003 and 2002 respectively.

        Derivative Instruments.    The Company records all derivatives as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not have any derivative instruments at September 30, 2003 and 2002.

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

        On October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET's acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001. Goodwill amortization expense in 2001 was not material.

        The Company has completed its annual impairment test of goodwill required by SFAS No. 142 and no impairment was indicated for the years ended September 30, 2003 and 2002.

        Stock Based Compensation.    The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 2003, options to purchase 796 shares of Company common stock were available for issuance.

        The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

        If compensation cost for stock option grants and the Company's Employee Stock Purchase Plan had been determined based on the fair value of the grant for fiscal 2003, 2002 and 2001, the

Company's fiscal 2003, 2002 and 2001 net loss and loss per share on a pro forma basis would have been as follows:

	2003	2002	2001
Net Loss:
As reported	$(16,953)	$(31,751)	$(26,412)
Pro forma	(18,108)	(33,292)	(27,824)
Basic and Diluted Loss per Share:
As reported	(1.33)	(2.55)	(2.23)
Pro forma	(1.42)	(2.67)	(2.35)

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

        Earnings Per Share.    SFAS No. 128, "Earnings Per Share," requires two presentations of earnings per share, "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding less contingently returnable shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Shares used in the calculation of basic and diluted earnings per share are calculated as follows:

	September 30, 2003	September 30, 2002	September 30, 2001
Weighted-average shares outstanding	12,741	12,748	12,420
Less:
Contingently returnable shares	—	283	566

Average common shares outstanding — basic and diluted	12,741	12,465	11,854

        The Company has excluded 3,104, 2,785, and 3,176 of outstanding stock options from the computation of diluted earnings per share in 2003, 2002, and 2001, respectively, as they are anti-dilutive.

        Impairment of Long-lived Assets.    The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized based on comparison of the fair market value of those assets to the carrying value.

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

        Certain New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS 143 in fiscal 2003. The adoption of SFAS 143 had no material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 was adopted by the Company in fiscal 2003. The Company's adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 applied in fiscal years beginning after May 15, 2002 but could be adopted earlier. The provisions of SFAS No. 145 related to Statement No. 13 applies to transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 in fiscal 2002 which resulted in the reclassification of the amount previously recognized as an extraordinary loss on early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required for exit activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for guarantees Including Guarantees of Indebtedness of Others." FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company currently has no entities which have these characteristics. FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB staff positions. The Company does not expect that the FASB proposed positions will have a material impact on its consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of SFAS No. 149 had no impact on the Company's financial position or results of operations. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred indefinitely a provision of SFAS No. 150 that would have required certain minority interests in less than 100 percent owned subsidiaries to be classified as liabilities. The Company currently has no financial instruments which meet these requirements.

        Reclassifications.    Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

2. ACQUISITIONS AND DIVESTITURES

        On June 30, 2001, the Company completed its acquisition of certain assets of QPF, L.L.C. ("QPF"). The purchase price for the QPF assets was $21,744. Assets acquired included: machinery and equipment; intellectual property; intangibles; and inventory of the business. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed was $11,344, which has been recorded as goodwill. In 2002, goodwill was reduced by $1,470 relating to a reduction in an inventory disposal reserve. In conjunction with the QPF acquisition, the Company incurred certain costs of $950 and $2,548 in fiscal 2002 and 2001, respectively, which have been included in the statement of operations. In fiscal 2002, these costs were product trial costs. In fiscal 2001, the costs were directly related to the acquisition and integration of the QPF business and included legal, incentive compensation, accounting and product trial costs.

        Effective September 30, 2001, the Company sold its specialty nets and nonwovens business. The gross proceeds of the transaction were $23,212. The Company recorded a loss of $7,054 on the sale of these assets, reflecting the difference between the selling price and the net book value of the specialty nets and nonwovens assets, as well as transaction costs, aggregating $4,438, such as legal, banking, incentive compensation and accounting costs incurred in connection with the sale of the business.

3. INVENTORY

        Inventory consisted of the following at September 30:

	2003	2002
Raw materials	$7,412	$7,796
Finished goods	45,105	24,735

	$52,517	$32,531

4. PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

        Property, plant and equipment consisted of the following at September 30:

	2003	2002
Land	$1,712	$1,684
Buildings and improvements	51,770	48,430
Machinery and equipment	321,581	296,649

	375,063	346,763
Less accumulated depreciation	133,195	109,834

	241,868	236,929
Construction in progress	39,516	39,987

	$281,384	$276,916

        Approximately $80,173 of fixed assets are located outside of the United States. Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was $22,731, $19,759 and $20,499 respectively.

        The Company leases certain property and equipment under agreements generally with terms of five to ten years and which may include certain renewal options. They also include early buyout options. The Company is a party to sale and leaseback transactions entered into in January 1998 and March 2002, for which the Company recognizes rental expense over ten year and five year terms, respectively. Rental expense for the years ended September 30, 2003, 2002 and 2001 was approximately $13,040, $13,969 and $14,572, respectively.

        On October 3, 2003, the Company repurchased all of the equipment leased pursuant to the sale-leaseback transactions. The minimum annual rental commitments under non-cancelable operating leases both inclusive and exclusive of the sale-leaseback lease amounts are as follows for each of the five years subsequent to September 30, 2003:

	Including Sale- Leaseback Commitments	Excluding Sale- Leaseback Commitments
2004	$12,457	$2,087
2005	11,249	879
2006	11,043	673
2007	8,760	426
2008	1,575	333
Thereafter	155	155

	$45,239	$4,553

5. INTANGIBLES AND DEFERRED FINANCE CHARGES

        A summary of the components of intangibles and deferred finance charges are as follows:

		2003
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with defined lives:
Customer lists	5-15 years	$3,911	$2,563	$1,348
Deferred finance charges	2-10 years	11,980	2,823	9,157
Intangible assets with indefinite lives:
Goodwill		9,874	—	9,874

Total		$25,765	$5,386	$20,379

		2002
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with defined lives:
Customer lists	5-15 years	$3,911	$1,942	$1,969
Deferred finance charges	2-10 years	10,401	1,327	9,074
Intangible assets with indefinite lives:
Goodwill		9,874	—	9,874

Total		$24,186	$3,269	$20,917

        Amortization expense in fiscal 2003, 2002 and 2001 was $2,118, $1,591 and $1,545, respectively. The estimated annual amortization expense for the five fiscal years subsequent to September 30, 2003 are as follows:

2004	$2,566
2005	1,574
2006	1,455
2007	1,110
2008	1,010

        On October 3, 2003, the Company replaced its existing revolving credit facility as described in Note 6 to the consolidated financial statements. As a result, $909 of deferred financing charges related to this existing credit facility will be expensed in fiscal 2004.

6. LONG-TERM DEBT

        Long-term debt consisted of the following at September 30:

	2003	2002
Industrial Revenue Bond payable November 4, 2004 at the lenders' variable rate plus .25% (2.1% at September 30, 2002)	$—	$6,500
Senior Notes payable on June 19, 2011 with 10.75% interest due semiannually on January 1 and July 1	271,790	271,376
Revolving credit facility of $50,000 bearing interest at rates ranging from LIBOR plus 2.25 to 3.0% or prime plus 1.0 to 1.5% (5.25% at September 30, 2003)	28,670	—

	300,460	277,876
Less current portion	28,670	—

Total long-term debt	$271,790	$277,876

        On June 19, 2001 the Company issued $275,000 of 10.75% Senior Notes due 2011 (the "Senior Notes"). The Senior Notes are unsecured senior obligations of AET. The indenture for the Senior Notes contains customary covenants and related provisions, including a cross default provision based on the acceleration of debt under other significant debt instruments. The issue price of each Senior Note was $984.94 per $1,000 principal amount at maturity. The bond discount is being amortized to interest expense over the life of the notes. The Company used a portion of the proceeds from the Senior Notes to redeem the $150,000 11.5% Senior Notes due April 7, 2002. In conjunction with the redemption of these notes, the Company recorded a loss on the early extinguishment of debt of $3,089, which is comprised of unamortized debt issuance costs and interest incurred during the 30-day call period and is recorded in interest expense.

        At September 30, 2003, the Company was not in compliance with the EBITDA covenant under its $50 million credit facility. This credit facility was replaced on October 3, 2003 by a $100 million credit facility (the "Credit Facility) with GE Commercial Finance (GECF). The credit facility includes a $50 million revolving line of credit and a $50 million term loan, both of which expire on October 2, 2008. Approximately $39 million of the term loan proceeds were utilized to repurchase all of the equipment leased pursuant to sale-leaseback transactions with the remaining funds used to pay down the existing credit facility. In anticipation of the Credit Facility, the Industrial Revenue Bonds due in 2004 were retired on September 28, 2003.

        The Credit Facility is secured by most of the assets of the Company and contains covenants which limit capital expenditures, require certain minimum EBITDA levels, require certain minimum levels of availability and require certain minimum fixed charge coverage ratios. The term loan is to be repaid through quarterly principal payments of $1.563 million for five years together with a final principal payment of $18.75 million due in October 2008.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accrued expenses consisted of the following at September 30:

	2003	2002
Accrued restructuring	$838	$6,791
Deferred gain on sale-leasebacks	—	4,949
Payroll & benefits	3,919	5,273
Market development, primarily customer rebates	3,919	7,480
Taxes and other	9,332	8,855

	$18,008	$33,348

Restructurings

        In September 2003, the Company recorded a $639 restructuring charge as a result of the elimination of 40 full-time positions. The Company made payments of $90 related to this restructuring during fiscal year 2003 resulting in a balance of $549 as of September 30, 2003, of which $450 is included in accrued expense and other liabilities and $99 is included in long-term liabilities.

        In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company's decision to close the Boston-based corporate office, a realignment of the Company's business units and the reorganization of key roles and responsibilities. The reorganization eliminated 50 full-time positions. In 2003, the Company reduced the estimated costs to be incurred under the 2002 restructuring by $736 to reflect lower than anticipated costs of facility closure and other expenses. The following is a summary of the restructuring reserve as of September 30, 2003 of which $389 is included in accrued expenses and other liabilities and $697 is included in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total
Restructuring Charge	$6,509	$1,983	$510	$9,002
Payments/utilization for the period	(2,288)	—	—	(2,288)

Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(4,071)	(1,047)	(510)	(5,628)

Balance as of September 30, 2003	$150	$936	$—	$1,086

        The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The Company recorded a charge of $14,980 in the fourth quarter of 1998 comprised of approximately $8,207 for ongoing operating lease commitments related to idled leased equipment, $4,100 in severance and outplacement costs, and $2,673 in other charges. The following is a summary of the restructuring reserve as of September 30, 2003. The Company has included $2,629 in long-term liabilities.

Lease Commitments
Balance as of September 30, 2001	3,867
Payments/utilization for the period	(619)
Balance as of September 30, 2002	3,248
Payments/utilization for the period	(619)

Balance as of September 30, 2003	$2,629

8. INCOME TAXES

        The provision for income taxes consisted of the following for the years ended September 30:

	2003	2002	2001
Current:
U.S. Federal	—	(2,045)	—
State	—	—	—

Total current	$—	$(2,045)	$—

Deferred:
U.S. Federal	—	2,045	(5,007)
State	—	—	(808)
Valuation Allowance	1,053	(2,045)	16,079

Total deferred	1,053	—	10,264

Total	$1,053	$(2,045)	$10,264

        The components of the net deferred tax asset were as follows at September 30:

	2003	2002
Current Deferred Tax:
Accounts receivable	$727	$695
Inventory	1,612	968
Other liabilities	7,055	8,242
Valuation allowance	(9,394)	(9,074)

Net Current Deferred Tax Asset	$0	$831

Non Current Deferred Tax:
Property, plant and equipment	(46,702)	(44,020)
Other assets	9,511	12,993
Tax credits and loss carryforwards	68,173	54,171
Valuation allowance	(30,982)	(23,975)

Net Non-Current Deferred Tax Liability	0	(831)

Total Net Deferred Tax Asset	$0	$0

        At September 30, 2003, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $165,926 (expiration commencing in 2006 through 2023) and state net operating loss carryforwards of $162,632 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $443, alternative minimum tax credit carryforwards of $2,672 and state investment tax credits of $319 (expiration commencing in 2005).

        The Company has recorded a full valuation allowance in 2003 and 2002 against the deferred tax assets due to the uncertainty of realizing these assets.

        The income tax expense of $1,053 in 2003 represents an adjustment to the valuation allowance against deferred taxes. The income tax benefit in 2002 of $2,045 represents a reversal of a previously reserved alternative minimum tax asset refunded in fiscal 2002 due to the change in the tax law increasing the loss carryback period.

        A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.3%
State income taxes, net of federal tax benefits	4.0%	4.0%	3.7%

Subtotal	39.0%	39.0%	39.0%
Valuation allowance	(45.6)%	(32.9)%	(102.6)%

Total	(6.6)%	6.1%	(63.6)%

9. STOCKHOLDERS' EQUITY

        Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

        In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a "Junior Preferred Stock Purchase Right" (a "Right") to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET's Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET's Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 2003, there were 13,016 Junior Preferred Stock Purchase Rights outstanding.

10. STOCK OPTIONS

        The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: expected volatility of approximately 75 percent, risk-free interest rates of approximately 4 percent, no distribution of dividends, and expected lives of 5 to 10 years. The weighted-average grant date fair value of options granted during the year was $1.65, $3.56 and $2.41 for 2003, 2002 and 2001 respectively.

        Information concerning the Company's option plans is as follows:

	Shares Under Option	Range of Exercise Prices	Weighted- Average Exercise Price	Exercisable
As of September 30, 2000	3,394	4.57-14.88	7.39	2,192

Granted	1,158	1.69-7.34	4.86
Exercised	(16)	5.66-7.25	6.80
Canceled	(1,360)	3.00-12.00	7.61

As of September 30, 2001	3,176	1.69-14.88	6.37	1,655

Granted	125	3.03-7.65	5.63
Exercised	(195)	2.13-6.75	5.10
Canceled	(321)	1.69-9.00	5.66

As of September 30, 2002	2,785	1.69-14.88	6.51	1,807

Granted	560	1.70-3.00	2.89
Exercised	—	—	—
Canceled	(241)	1.72-8.38	6.46

As of September 30, 2003	3,104	1.69-14.88	5.86	2,018

        The following table summarizes information regarding stock options outstanding at September 30, 2003:

	Options Exercisable			Options Outstanding
Range of Exercise Price	Outstanding as of 09/30/03	Weighted Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of 09/30/03	Weighted-Average Exercise Price
$1.00-5.00	1,000	7.2	$2.99	300	$3.49
5.01-7.50	1,290	5.8	6.31	951	6.36
7.51-10.00	736	2.7	8.19	689	8.21
10.01-12.50	24	3.7	11.75	24	11.75
12.51-15.00	54	2.2	13.84	54	13.84

	3,104	5.5	$5.86	2,018	$6.83

11. EMPLOYEE AGREEMENTS

        The Company has entered into employment agreements extending for periods of up to three years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses. Total amounts payable under these agreements is $4,994.

12. COMMITMENTS AND CONTINGENCIES

        From time to time, the Company becomes involved in litigation that is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations. See Note 4 for Operating Lease Commitments.

13. EMPLOYEE BENEFIT PLANS

        Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for Board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company common stock or cash, which are fully accrued in the accompanying consolidated financial statements. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. There were no contributions in 2003 and 2002. Contributions were made in 2001with Company common stock, valued at $171 and $1,311 of cash.

        The Company has a non-qualified deferred compensation plan for certain management employees. This plan allows these employees to defer a portion of their salary and bonus until retirement or termination of their employment. At its election, the Company can make contributions to this plan representing a percentage of employee compensation. The employee can elect to have their deferred compensation invested in Company common stock or selected money market and mutual funds. A total of 43 shares of Company stock are held in treasury under this plan as of September 30, 2003. Company contributions made to the plan were $456, $544 and $448 in 2003, 2002 and 2001, respectively. The deferred compensation liability was $3,840 and $3,213 as of September 30, 2003 and 2002, respectively, which has been included in long-term liabilities. The assets under the plan include Company stock of $107 and $206, which is included as treasury stock and investments in money market and mutual funds of $3,733 and $3,007, which is included in other assets as of September 30, 2003 and 2002, respectively.

        In April 1999, the Company implemented a Supplemental Executive Retirement Plan, which has been amended, under which certain executive employees will receive benefits monthly or lump sum equal to between 50 and 75% of the average of their compensation over the three highest years, which need not be consecutive, for a period of 10 years after retirement. The plan includes provisions which require certain minimum tangible net worth and interest coverage ratio levels which, if not achieved, could result in the immediate termination of the plan and distribution of funds to the participants. The plan is unfunded; however, the Company has designated $9,192 in various investments, which are included in other assets, to provide for the eventual funding of the liability.

        The following table sets forth the supplemental executive retirement plan's funded status and obligation as of September 30, 2003 and 2002:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$7,751	$4,098
Service cost	732	2,111
Interest cost	247	299
Plan amendment	—	348
Actuarial loss	493	895

Benefit obligation at end of year	9,223	$7,751

Funded Status:
Projected benefit obligation in excess of plan assets	$9,223	$7,751
Unrecognized actuarial gain (loss)	(14)	479

Net benefit liability	$9,209	$8,230

        The components of net periodic benefit costs for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Service cost	$732	$2,111	$1,637
Interest cost	247	299	139
Recognized actuarial (gain)/loss	—	(123)	—

Net periodic benefit cost	$979	$2,287	$1,776

        For measurement purposes, the annual rate of increase in compensation costs was assumed to be 0% and 4.0% in 2003 and 2002, respectively. The discount rates used in determining the periodic benefit obligation were 3% and 6% in 2003 and 2002, respectively.

14. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

        The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion and consumer product markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 15 percent of sales in fiscal 2003, 16 percent of sales in 2002 and 18 percent of sales in 2001. One other customer accounted for approximately 11 percent of sales in fiscal 2003 but less than 10 percent of sales in fiscal 2002 and 2001. No other customer accounted for more than 10 percent of sales in 2003, 2002 and 2001.

        Information by geographic location was as follows for the years ended September 30:

	2003	2002	2001
Sales:
United States	$198,647	$210,619	$230,135
Foreign	48,717	41,473	49,705

	$247,364	$252,092	$279,840

Operating profit (loss):
United States	$9,288	$(8,098)	$12,501
Foreign	4,724	3,449	(901)

	$14,012	$(4,649)	$11,600

        No individual country, other than the United States, comprised more than 10 percent of consolidated sales or operating profit.

15. SELECTED QUARTERLY DATA (UNAUDITED)

        Summarized quarterly financial data for fiscal 2003 and 2002 were as follows:

	Net Sales	Gross Profit	Net Income (Loss)	Earnings (Loss) Per Share Basic	Earnings (Loss) Per Share Diluted
September 30, 2002
1st quarter	$55,477	$10,326	$(4,740)	(.38)	(.38)
2nd quarter	63,563	11,948	(3,851)	(.31)	(.31)
3rd quarter	68,282	15,167	(570)	(.05)	(.05)
4th quarter	64,770	6,552	(22,590)	(1.80)	(1.80)
September 30, 2003
1st quarter	$59,361	$12,182	$(3,258)	(.26)	(.26)
2nd quarter	62,850	12,719	(3,110)	(.24)	(.24)
3rd quarter	67,012	12,262	(1,261)	(.10)	(.10)
4th quarter	58,141	7,047	(9,324)	(.73)	(.73)

APPLIED EXTRUSION TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2003, 2002 and 2001
(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts:
2003	$1,783	$900	$819	$1,864
2002	1,801	1,713	1,731	1,783
2001	1,856	400	455	1,801

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Applied Extrusion Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in Item 15A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Extrusion Technologies, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

/s/  DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 22, 2003

QuickLinks

FORM 10-K INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4a. EXECUTIVE OFFICERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9a. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
APPLIED EXTRUSION TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS September 30, 2003 and 2002 (In thousands, except per share amount)
APPLIED EXTRUSION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended September 30, 2003, 2002 and 2001 (In thousands, except per share amounts)
APPLIED EXTRUSION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended September 30, 2003, 2002 and 2001 (In thousands)
APPLIED EXTRUSION TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended September 30, 2003, 2002 and 2001 (In thousands)
APPLIED EXTRUSION TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended September 30, 2003, 2002 and 2001 (In thousands, except per share amounts)
APPLIED EXTRUSION TECHNOLOGIES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended September 30, 2003, 2002 and 2001 (In thousands)
INDEPENDENT AUDITORS' REPORT