Form 10-Q
period 2003-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2004-02-06
CIK 874389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2003

APPLIED EXTRUSION TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	0-19188 51-0295865
(State of Incorporation)	(Commission File No.) (IRS Employer Identification No.)

15 Read’s Way New Castle, DE 19720
(Address of Principal Executive Offices, Including Zip Code)

(302) 326 - 5500
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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of January 30, 2004 was 12,833,032.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,029	$2,835
Accounts receivable, net of allowance for doubtful accounts of $2,013 at December 31, 2003 and $1,864 at September 30, 2003	34,215	33,407
Inventory	61,473	52,517
Prepaid expenses and other current assets	16,594	2,995
Total current assets	113,311	91,754
Property, plant and equipment, net	294,871	281,384
Goodwill	9,874	9,874
Other intangible assets	10,735	10,505
Other assets	1,440	14,178
Total assets	$430,231	$407,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,539	$9,485
Accrued expenses and other current liabilities	28,724	18,008
Accrued interest	15,409	7,544
Revolving debt	19,512	28,670
Current portion of long-term debt	6,250	—
Total current liabilities	84,434	63,707
Long-term debt	314,081	271,790
Long-term liabilities	2,380	18,339
Deferred gain on sale leaseback transactions	—	19,502

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at December 31, 2003 and September 30, 2003	130	130
Additional paid-in capital	103,317	103,204
Accumulated deficit	(81,958)	(73,742)
Accumulated comprehensive income	10,100	7,018
	31,589	36,610
Treasury stock, at cost, and other, 183 shares at December 31, 2003 and September 30, 2003	(2,253)	(2,253)
Total stockholders’ equity	29,336	34,357
Total liabilities and stockholders’ equity	$430,231	$407,695

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

	2003	2002
Sales	$57,575	$59,361
Cost of sales	48,042	47,179
Gross profit	9,533	12,182

Operating expenses:
Selling, general and administrative	5,478	6,220
Research and development	1,666	1,941
Total operating expenses	7,144	8,161

Operating profit	2,389	4,021

Interest expense, net:
Interest expense	10,606	7,379
Interest income	—	100
Interest expense, net	10,606	7,279
Loss before income taxes	(8,217)	(3,258)
Income tax benefit	—	—
Net loss	$(8,217)	$(3,258)

Basic and diluted loss per common share	$(.64)	$(.26)

Weighted average shares outstanding:
Basic and diluted	12,833	12,582

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended December 31, 2003 and 2002

(Unaudited)

(In thousands, except per share data)

Net loss	$(8,217)	$(3,258)
Exchange rate changes	3,082	914
Comprehensive loss	$(5,135)	$(2,344)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2003 and 2002

(In thousands)

	2003	2002
OPERATING ACTIVITIES:
Net loss	$(8,217)	$(3,259)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	150	150
Depreciation and amortization	7,234	6,190
Amortization of sale-leaseback gains	(69)	(1,237)
Stock compensation	113	—
Gain on sale of assets	(168)	—
Write-off of deferred debt issuance costs included in interest expense
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	(820)	2,364
Inventory	(8,726)	(8,286)
Prepaid expenses and other current assets	78	(145)
Accounts payable and accrued expenses	9,950	8,999
Other	212	460
Net cash (used in) provided by operating activities	(263)	5,236

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,412)	(2,988)
Proceeds from sale of property, plant and equipment	203	—
Repurchase of leased assets	(36,961)	—
Net cash from investing activities	(39,170)	(2,988)

FINANCING ACTIVITIES:
Debt issuance costs	(1,664)	—
Proceeds from term loan	50,000	—
Repayments under line of credit agreement, net	(9,158)	—
Principal payment on term loan	(1,563)	—
Net cash from financing activities	37,615	—

Effect of exchange rate changes on cash	12	8
Change in cash and cash equivalents, net	(1,806)	2,256
Cash and cash equivalents, beginning	2,835	17,558
Cash and cash equivalents, ending	$1,029	$19,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$1,457	$54
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 31, 2003 and 2002

(In thousands, except share and per share data)

1.              Basis of Presentation

The information set forth in these statements is unaudited and may be subject to normal year-end adjustments.  The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of Applied Extrusion Technologies, Inc. (the “Company” or “AET”) for the periods indicated.  Results of operations for the interim period ended December 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.  These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 filed with the Securities and Exchange Commission.

2.              Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method.  Inventories consisted of the following on December 31, 2003 and September 30, 2003:

	December 2003	September 2003
Raw materials	$8,788	$7,412
Finished goods	52,685	45,105
Total	$61,473	$52,517

3.              New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted SFAS 143 in fiscal 2003.  The adoption of SFAS 143 had no material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 was adopted by the Company in fiscal 2003. The Company’s adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 applied in fiscal years beginning after May 15, 2002, but could be adopted earlier. The provisions of SFAS No. 145 related to Statement No. 13 apply to transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 in fiscal 2002, which resulted in the reclassification of the amount previously recognized as an extraordinary loss on early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required for exit activities initiated after December 31, 2002.  The Company’s adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46.  FIN 46 has not had an impact on the Company’s consolidated financial statements. Furthermore, the Company does not expect the adoption of the remaining provisions of FIN 46R will have an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  All provisions of SFAS No. 149, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively.  The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.  The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003, which had no impact on the Company’s financial position, results of operations or disclosures.  The FASB is addressing certain implementation issues associated with the application of SFAS No. 150, including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements.  The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

4.              Restructuring

In September 2003, the Company recorded a $639 restructuring charge as a result of the elimination of 40 full-time positions.  The Company made payments of $90 related to this restructuring in fiscal year 2003 and an additional $233 during the quarter ended December 31, 2003.  The balance in this restructuring reserve as of December 31, 2003 is $316, of which $244 is included in accrued expenses and other current liabilities and $72 is in long-term liabilities.

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities.  The reorganization eliminated 50 full-time positions.  The following is a summary of this restructuring reserve as of December 31, 2003 and 2002, of which $291 and $3,685 are included in accrued expenses and other current liabilities and $639 and $1,268 are included in long-term liabilities respectively.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2003	$150	$936	$—	$1,086
Payments/utilization for the period	(73)	(83)	—	(156)
Balance as of December 31, 2003	$77	$853	$—	$930

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(1,382)	(334)	(45)	(1,261)
Balance as of December 31, 2002	$2,839	$1,649	$465	$4,953

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998.  The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions.  In the fourth quarter of 1998, the Company recorded a charge of $14,980 comprised of approximately $8,207 for ongoing operating lease commitments related to idled lease equipment, $4,100 in severance and outplacement costs, and $2,673 in other charges.  As of September 30, 2003, the restructuring reserve had a balance of $2,629 related entirely to operating lease commitments.  In the quarter ended December 31, 2003, the Company repurchased the assets covered under these lease commitments and utilized the balance in the restructuring reserve as an offset to the purchase price of these assets.

5.              Stock Options

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

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for the three months ended December 31, 2003 and 2002, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended
	December 31, 2003	December 31, 2002
Net Loss:
As reported	$(8,217)	$(3,258)
Pro forma	(8,476)	(3,583)
Basic and Diluted Loss per Share:
As reported	(.64)	(.26)
Pro forma	(.66)	(.28)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.  The weighted-average grant date fair value of options granted the nine months ended December 31, 2003 was $1.40.

An aggregate of 3,481,375 and 3,118,437 potential common shares related to all stock options outstanding as of December 31, 2003 and 2002 respectively have been excluded from the computation of diluted earnings per share.

6.              Company Benefit Plans

Pursuant to the terms of the Supplemental Retirement Plans that were established for certain members of the management of the Company, the proceeds in the Rabbi Trusts, to which they are beneficiaries, are to be distributed out to the participants dependent upon certain financial tests that are applied at the end of each quarter.  The financial tests at December 31, 2003, specifically the requirements to have a tangible net worth in excess of $12.5 million, require that the $13.3 million in retirement benefits be distributed to the 41 participants in the plans.  As a result, the assets and liabilities associated with these plans have been reclassified as current as of December 31, 2003.  The distribution will have no effect on the cash, net loss or stockholders’ equity of the Company.

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

You should consider the risks set forth in Item 7 and Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and elsewhere in the Company’s filings with the Securities and Exchange Commission.  The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report to reflect any future events or circumstances.

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND THREE MONTHS ENDED DECEMBER 31, 2003 WITH THE QUARTER AND THREE MONTHS ENDED DECEMBER 31, 2002

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

For the purposes of this discussion and analysis, the periods ended December 31, 2003 and 2002 are referred to as the first quarters of fiscal 2004 and 2003, respectively.  All dollar amounts are in thousands.

Results of Operations

	Q1 2004		Q1 2003
	$	%	$	%
Sales	57,575	100.0%	59,361	100.0%
Cost of sales	48,042	83.4%	47,179	79.5%
Gross profit	9,533	16.6%	12,182	20.5%
Selling, general and administrative	5,478	9.5%	6,220	10.5%
Research and development	1,666	2.9%	1,941	3.3%
Operating profit	2,389	4.1%	4,021	6.8%
Interest expense, net	10,606	18.4%	7,279	12.3%
Net loss	(8,217)	(14.3)%	(3,258)	(5.5)%

Sales for the first quarter of fiscal 2004 of $57,575 were $1,786, or three percent, lower compared with the first quarter of fiscal 2003.  A five percent decline in unit volume was partially offset by a two percent increase in average selling prices.  The average selling price reflects a unit price increase of approximately five percent, partially offset by a less favorable sales mix as a result of lower label sales in the first quarter of fiscal 2004.

Sales outside the United States were 19.2 percent of sales for the first quarter of fiscal 2004, as well as the same period in fiscal 2003, and generated operating profit of $503 and $1,348 in the first quarter of fiscal 2004 and 2003, respectively.

Gross profit for the first quarter of fiscal 2004 of $9,533 was $2,649, or 22 percent, lower than the first quarter of fiscal 2003.  The $2,649 reduction was due to an approximate increase of $3,000 in raw material costs, a $996 increase in depreciation expense, and lower volume.  These cost increases were partially offset by approximately $2,000 of improved price realization and manufacturing efficiencies realized during the first quarter of fiscal 2004.  Gross margin was 16.6 percent versus 20.5 percent in fiscal 2003.

Selling, general and administrative expenses were $5,478, or 9.5 percent of sales, for the first quarter of fiscal 2004 compared with $6,220, or 10.5 percent of sales, for the same period in fiscal 2003.  Selling, general and administrative expenses decreased $742, of which approximately $322 reflect the benefit of our cost reduction programs, and $420 are due to nonrecurring restructuring transition expenses incurred in the first quarter of fiscal 2003.

Research and development expense was $1,666, or 2.9 percent of sales, for the first quarter of fiscal 2004, compared with $1,941, or 3.3 percent of sales, for the same period in fiscal 2003.  We expect to continue to spend approximately 3.0 percent of sales with the continued development of higher differentiated products.

Interest expense for the first quarter of fiscal 2004 of $10,606 was $3,327 higher than the first quarter of fiscal 2003.  This increase reflects approximately $2,200 of nonrecurring expenses associated with the Company’s refinancing on October 3, 2003.  The remaining increase is due to a higher average debt balance and lower capitalized interest.

The net loss for the first quarter of fiscal 2004 was $8,217, or $.64 per share, compared with a net loss of $3,258 million, or $.26 per share, for the first quarter of fiscal 2003.

The effective income tax rate for the first quarter of fiscal 2004 and the first quarter of fiscal 2003 was zero.

Liquidity and Capital Resources

As previously announced, the Company entered into a five-year $100,000 credit facility with GE Capital Finance on October 3, 2003.  The credit facility consists of a $50,000 term loan and a $50,000 revolving line of credit. At December 31, 2003, the Company had borrowings of $19,512 pursuant to its revolving line of credit. Unused availability under this revolving credit facility at the end of the first quarter of fiscal 2004 was approximately $25,500. Net debt (total debt less cash) at December 31, 2003 was $338,814, representing 92 percent of total capitalization.

AET has $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”) outstanding.  The Senior Notes are unsecured obligations of AET.  The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

Management believes the cash flows from the Company’s operations in fiscal 2004 and the availability under the credit facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations.

Operating Activities

Operating activities for the first three months of fiscal 2004 used $263 of cash, which was the result of a net loss before depreciation and other non-cash charges of $957, and cash provided from changes in working capital of $694. Inventory at December 31, 2003 increased $8,726 from September 30, 2003.  Inventories are expected to decline significantly, beginning in the second quarter and throughout the fiscal year, as a result of successful sales initiatives instituted by the Company over the past several months.  Accounts payable and accrued expenses increased by $9,950, primarily due to accrued interest on the Company’s Senior Notes.

Investing Activities

In the first three months of fiscal 2004, investing activities used $39,170 of cash for additions to property, plant and equipment.  This includes the repurchase of leased assets of $36,961 in addition to normal capital expenditures of $2,209.

Financing Activities

In the first three months of fiscal 2004, financing activities generated $37,615 of cash due to $50,000 in borrowings under the term loan facility less debt issuance costs of $1,664, repayment of principal on the term loan of $1,563, and a pay down of revolver debt of $9,158.

Contractual Obligations

The Company is obligated, under the supplemental retirement plans, to make benefit distributions to certain executive employees.  The provisions of this plan as it relates to these distributions are discussed in Footnote 6 to the Condensed Consolidated Financial Statements.

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

New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business is discussed as follows:

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted SFAS 143 in fiscal 2003.  The adoption of SFAS 143 had no material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and certain reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 was adopted by the Company in fiscal 2003. The Company’s adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145, among other things, amends prior statements to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 applied in fiscal years beginning after May 15, 2002, but could be adopted earlier. The provisions of SFAS No. 145 related to Statement No. 13 apply to transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 in fiscal 2002, which resulted in the reclassification of the amount previously recognized as an extraordinary loss on early extinguishment of debt of $1,977 in fiscal 2001 to increase interest expense by $3,089 and decrease income tax expense by $1,112.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required for exit activities initiated after December 31, 2002.  The Company’s adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51 to certain entities, defined as variable interest entities, in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of FIN 46.  FIN 46 has not had an impact on the Company’s consolidated financial statements. Furthermore, the Company does not expect the adoption of the remaining provisions of FIN 46R will have an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  All provisions of SFAS No. 149, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively.  The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.  The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003, which had no impact on the Company’s financial position, results of operations or disclosures.  The FASB is addressing certain implementation issues associated with the application of SFAS No. 150, including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements.  The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

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

Asset Valuation.  Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets.  Asset valuation is governed by various accounting principles, including SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others.  Management uses a variety of factors to assess valuation depending on the asset.  For example, accounts receivable are evaluated based upon an aging schedule.  The recoverability of inventories is based primarily upon the age of inventory held and market conditions.  Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows.  Changes in judgments on any of these factors could impact the value of the asset.

Concentrations of Credit Risk.  Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.  The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Over the past four years, annual bad debt expense has averaged approximately $750 and ranged from $400 in fiscal 2001 to $1,713 in fiscal 2002.  The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company.  While we believe our allowance for bad debts at December 31, 2003 of $2,013 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

Inventories.  Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market with cost determined using a weighted average-cost method.  The Company determines the market value of its raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and records a write down of inventory cost to market, when applicable.  Polypropylene, the Company’s major raw material, is petroleum based, and prices can fluctuate significantly; and, as discussed above, increases in raw material prices cannot always be passed on to customers.  Additionally, from time to time, the Company has been able to utilize secondary markets to liquidate excess inventories.  If raw material prices were to increase and the Company were unable to raise its prices or if the Company’s ability to liquidate excess inventories was significantly diminished, additional inventory reserves may be necessary.

Excess of Cost Over Fair Value of Net Assets Acquired.  The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  No impairment of goodwill was recorded during the first quarter of fiscal 2004.  Our market capitalization and net assets at December 31, 2003 were $33,751 and $29,336, respectively.  If the projected cash flows and other projected operating results are not achieved, we would decrease the estimated fair value of our business, and a full or partial impairment of our goodwill balance of $9,874 at December 31, 2003 would be necessary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003.  There have been no material changes in the first quarter of fiscal 2004 to such risks or the Company’s management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act  of 1934 Rules 13a-14(c) and 15d-14(c)) as of December 31, 2003 and concluded that the Company’s controls and procedures relating to the processing of routine  and non-routine transactions were effective to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.  The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Securities Exchange Act of 1934.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.            Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

*  Filed herewith.

(a)          Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2003.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Securities and Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

B.  Reports on Form 8-K

Current Report on Form 8-K, filed with the Commission on October 7, 2003 announcing the new credit facility expiring in October 2008.

Current Report on Form 8-K, furnished to the Commission on November 26, 2003 presenting the Company’s press release announcing financial results for its fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Brian P. Crescenzo
Brian P. Crescenzo
Vice President Finance, Secretary and Treasurer

February 6, 2004