Form 10-Q
period 2004-03-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2004-05-14
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of April 30, 2004 was 12,833,032.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$923	$2,835
Accounts receivable, net of allowance for doubtful accounts of $1,467 at March 31, 2004 and $1,864 at September 30, 2003	43,096	33,407
Inventory	60,650	52,517
Prepaid expenses and other current assets	3,353	2,995
Total current assets	108,022	91,754

Property, plant and equipment, net	290,335	281,384
Goodwill	9,874	9,874
Other intangible assets	10,682	10,505
Other assets	926	14,178
Total assets	$419,839	$407,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$—
Revolving debt	43,285	28,670
Accounts payable	13,547	9,485
Accrued expenses and other current liabilities	10,026	18,008
Accrued interest	8,800	7,544
Total current liabilities	81,908	63,707

Long-term debt	312,622	271,790
Long-term liabilities	2,055	18,339
Deferred gain on sale leaseback transactions	—	19,502
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at March 31, 2004 and September 30, 2003	130	130
Additional paid-in capital	103,317	103,204
Accumulated deficit	(87,994)	(73,742)
Accumulated comprehensive income	9,848	7,018
	25,301	36,610
Treasury stock, at cost, and other, 183 shares at March 31, 2004 and September 30, 2003	(2,047)	(2,253)
Total stockholders’ equity	23,254	34,357
Total liabilities and stockholders’ equity	$419,839	$407,695

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Net Sales	$70,277	$62,850
Cost of sales	60,364	50,131
Gross profit	9,913	12,719

Operating expenses:
Selling, general and administrative	5,796	6,090
Research and development	1,716	2,024
Total operating expenses	7,512	8,114

Operating profit	2,401	4,605

Interest expense, net:
Interest expense	8,436	7,715
Net loss	$(6,035)	$(3,110)

Basic and diluted loss per common share	$(.47)	$(.24)

Weighted average shares outstanding:
Basic and diluted	12,833	12,718

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

Net loss	$(6,035)	$(3,110)
Exchange rate changes	(252)	4,138
Comprehensive income (loss)	$(6,287)	$1,028

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

	2004	2003
Net Sales	$127,853	$122,211
Cost of sales	108,406	97,311
Gross profit	19,447	24,900

Operating expenses:
Selling, general and administrative	11,276	12,310
Research and development	3,381	3,965
Total operating expenses	14,657	16,275

Operating profit	4,790	8,625

Interest expense, net:
Interest expense	19,042	15,067
Interest income	—	73
Interest expense, net	19,042	14,994
Net loss	$(14,252)	$(6,369)

Basic and diluted loss per common share	$(1.11)	$(.50)

Weighted average shares outstanding:
Basic and diluted	12,833	12,697

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

Net loss	$(14,252)	$(6,369)
Exchange rate changes	2,830	5,052
Comprehensive loss	$(11,422)	$(1,317)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2004 and 2003
(In thousands)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(14,252)	$(6,369)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	300	300
Depreciation and amortization	14,550	12,343
Amortization of sale-leaseback gains	(69)	(2,475)
Stock compensation	113	—
Gain on sale of assets	(168)	—
Write-off of deferred debt issuance costs included in interest expense
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	(9,859)	(418)
Inventory	(7,938)	(15,994)
Prepaid expenses and other current assets	13,770	(1,732)
Accounts payable and accrued expenses	(16,109)	(2,483)
Other	(102)	(382)
Net cash used in operating activities	(19,764)	(17,210)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,822)	(9,569)
Proceeds from sale of property, plant and equipment	203	1,220
Repurchase of leased assets	(36,961)	—
Net cash from investing activities	(41,580)	(8,349)

FINANCING ACTIVITIES:
Debt issuance costs	(2,092)	(673)
Proceeds from term loan	50,000	—
Borrowings under line of credit agreement, net	14,615	10,097
Principal payment on term loan	(3,125)	—
Net cash from financing activities	59,398	9,424

Effect of exchange rate changes on cash	34	(4)
Change in cash and cash equivalents, net	(1,912)	(16,139)
Cash and cash equivalents, beginning	2,835	17,558
Cash and cash equivalents, ending	$923	$1,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	16,735	15,078
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2004 and 2003

(In thousands, except share and per share data)

1.     Basis of Presentation

These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K for the year ended September 30, 2003 filed with the Securities and Exchange Commission.

These Financial Statements do not include all of the information and footnotes required for complete financial statements.  In management’s opinion, these Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented.  Results for these interim periods are not necessarily indicative of results to be expected for the full year.

2.     Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method.  Inventories consisted of the following on March 31, 2004, December 31, 2003 and September 30, 2003:

	March 2004	December 2003	September 2003
Raw materials	$10,945	$8,788	$7,412
Finished goods	49,706	52,685	45,105
Total	$60,650	$61,473	$52,517

3.              New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003, which had no impact on the Company’s financial position, results of operations or disclosures.  The FASB is addressing certain implementation issues associated with the application of SFAS No. 150, including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements.  The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

4.              Restructuring

In September 2003, the Company recorded a $639 restructuring charge as a result of the elimination of 40 full-time positions.  The Company made payments of $90 related to this restructuring in fiscal year 2003 and an additional $359 in the six months ended March 31, 2004.  The balance in this restructuring reserve as of March 31, 2004 is $190, of which $145 is included in accrued expenses and other current liabilities and $45 is in long-term liabilities.

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities.  The reorganization eliminated 50 full-time positions.  The following is a summary of this restructuring reserve as of March 31, 2004 and 2003, of which $247 and $2,018 are included in accrued expenses and other current liabilities and $594 and $1,235 are included in long-term liabilities respectively.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2003	$150	$936	$—	$1,086
Payments/utilization for the period	(131)	(114)	—	(245)
Balance as of March 31, 2004	$19	$822	$—	$841

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(3,049)	(366)	(46)	(3,461)
Balance as of March 31, 2003	$1,172	$1,617	$464	$3,253

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

5.              Stock Options

The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year.  Vested employee options generally expire within three months of employment termination or one year after the death of the employee.  Vested director options generally expire within three months of the resignation or within six months of the death of a director.  All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans.

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s common stock at the date of the grant.

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for the three and six months ended March 31, 2004 and 2003, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net Loss:
As reported	$(6,035)	$(3,110)	$(14,252)	$(6,369)
Less: stock based compensation expense determined under fair value based method for all awards	263	327	522	654
Pro forma	(6,298)	(3,437)	(14,774)	(7,023)
Basic and Diluted Loss per Share:
As reported	(.47)	(.24)	(1.11)	(.50)
Pro forma	(.49)	(.27)	(1.15)	(.55)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.  The weighted-average grant date fair value of options granted during the six months ended March 31, 2004 was $1.41.

An aggregate of 3,441,750 and 3,201,937 potential common shares related to all stock options outstanding as of March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

6.              Company Benefit Plans

Pursuant to the terms of the Supplemental Retirement Plans that were established for 41 members of the management of the Company, the proceeds in the Rabbi Trusts, to which they were beneficiaries, were distributed to the participants if such participants were retired, or to secular trusts established for the benefit of current employees.  This distribution, which totaled approximately $13.4 million and was funded through investments set aside in the aforementioned Rabbi Trust, took place in the quarter ended March 31, 2004 and had no effect on the cash, net loss or stockholders’ equity of the Company.

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

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2004 WITH THE QUARTER AND SIX MONTHS ENDED MARCH 31, 2003

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

For the purposes of this discussion and analysis, the periods ended March 31, 2004 and 2003 are referred to as the second quarters of fiscal 2004 and 2003, respectively.  All dollar amounts are in thousands.

Results of Operations

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	%	%	%	%
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.9	79.8	84.8	79.6
Gross profit	14.1	20.2	15.2	20.4
Selling, general and administrative	8.2	9.7	8.8	10.1
Research and development	2.4	3.2	2.6	3.2
Operating profit	3.4	7.3	3.7	7.1
Interest expense, net	12.0	12.3	14.9	12.3
Net income (loss)	-8.6	-4.9	-11.2	-5.2

Second Quarter 2004 Results

Sales for the second quarter of fiscal 2004 of $70,277 were $7,427, or 12 percent, higher compared with the second quarter of fiscal 2003.  The 17 percent increase in unit volume was driven by the Company’s inventory reduction initiatives, which contributed to a 4 percent decrease in average selling prices.  The decline in average selling price principally reflects a significant increase in the volume of lower price films.  Exclusive of the sale of lower priced commodity goods to reduce inventories, volume and price were up by 2 percent each, as compared to the prior year.

Sales outside the United States were 20 percent of sales for both the second quarter of fiscal 2004, and the second fiscal quarter of 2003, and generated an operating loss of $29 in the second quarter of fiscal 2004 as compared to operating profit of $1,246 during the same period in fiscal 2003.

Gross profit for the second quarter of $9,913 was $2,806, or 22 percent, lower than the second quarter of fiscal 2003.  The $2,806 reduction was due to an increase in raw material costs of approximately $4,200 and a $1,000 increase in depreciation expense, partially offset by the gross profit contribution from the increased sales volume.  Gross margin was 14.1 percent in the second fiscal quarter of 2004 versus 20.2 percent in the second quarter of fiscal 2003.

Selling, general and administrative expenses were $5,796, or 8.2 percent of sales, for the second quarter of fiscal 2004 compared with $6,090, or 9.7 percent of sales, for the same period in fiscal 2003.  Selling, general and administrative expenses decreased $294, due principally to $420 of nonrecurring restructuring transition expenses incurred in the second quarter of fiscal 2003.

Research and development expense was $1,716, or 2.4 percent of sales, for the second quarter of fiscal 2004, compared with $2,024, or 3.2 percent of sales, for the same period in fiscal 2003.

Interest expense of $8,436 in the second fiscal quarter of 2004 was $721 higher than the second quarter of fiscal 2003.  This is due to a higher average debt balance and lower capitalized interest.

The net loss for the second quarter of fiscal 2004 was $6,035, or $.47 per share, compared with a net loss of $3,110, or $.24 per share, for the second quarter of fiscal 2003.

The effective income tax rate for the second quarter of fiscal 2004 and the second quarter of fiscal 2003 was zero.

Six Months 2004 Results

Sales for the first six months of fiscal 2004 of $127,853 were $5,642, or 4.6 percent, higher compared with the first six months of fiscal 2003.  A 5 percent increase in unit volume was partially offset by a 1 percent decrease in average selling prices.  The decline in average selling price principally reflects a significant increase in the volume of lower price films. Exclusive of the sale of lower priced commodity goods to reduce inventories, volume was 2 percent lower and prices were approximately 2 percent higher, as compared to the prior year.

Sales outside the United States were 20 percent of sales for both the first six months of fiscal 2004, and the first six months of fiscal 2003, and generated operating profit of $475 and $2,595 in the first six months of fiscal 2004 and 2003, respectively.

Gross profit for the first six months of $19,447 was $5,453, or 22 percent, lower than the first six months of fiscal 2003.  The $5,453 reduction was due to an approximate increase of $7,200 in raw material costs and a $2,000 increase in depreciation expense, partially offset by the gross profit contribution from the increased sales volume.  Gross margin was 15.2 percent in the first six months of fiscal 2004 versus 20.4 percent in the first six months of fiscal 2003.

Selling, general and administrative expenses were $11,276, or 8.8 percent of sales, for the first six months of fiscal 2004 compared with $12,310, or 10.1 percent of sales, for the same period in fiscal 2003.  Selling, general and administrative expenses decreased $1,034, of which approximately $150 reflect the benefit of our cost reduction programs, and $884 are due to nonrecurring restructuring transition expenses incurred in the first six months of fiscal 2003.

Research and development expense was $3,381, or 2.6 percent of sales, for the first six months of fiscal 2004, compared with $3,965, or 3.2 percent of sales, for the same period in fiscal 2003.

Interest expense of $19,042 in the first six months of fiscal 2004 was $4,048 higher than the first six months of fiscal 2003.  This increase reflects approximately $2,200 of nonrecurring expenses, principally the write-off of deferred financing charges associated with the Company’s prior credit facility, which was refinanced with General Electric Capital Corporation on October 3, 2003. The remaining increase of  $1,848 is due to a higher average debt balance and lower capitalized interest.

The net loss for the first six months of fiscal 2004 was $14,252, or $1.11 per share, compared with a net loss of $6,369, or $.50 per share, for the same period of fiscal 2003.

The effective income tax rate for the first six months of fiscal 2004 and the first six months of fiscal 2003 was zero.

Liquidity and Capital Resources

The Company entered into a five-year $100,000 credit facility with GE Capital Finance on October 3, 2003.  The credit facility originally consisted of a $50,000 term loan and a $50,000 revolving line of credit.  The Company amended this credit facility on March 23, 2004.  This amendment increased the Company’s revolving line of credit by $10 million to $60 million and reduced the EBITDA covenant through the third quarter of fiscal 2005.  The amended EBITDA requirement, as defined in the Credit Agreement, is $43,072 and $62,000 for the 12-month periods ending September 30, 2004 and September 30, 2005, respectively.  At March 31, 2004, the Company had borrowings of $43,284 pursuant to its revolving line of credit. Unused availability under this revolving credit facility at the end of the second quarter of fiscal 2004 was approximately $12,000. Net debt (total debt less cash) at March 31, 2004 was $361,233, representing 94 percent of total capitalization.

The Company has $275,000 of 10.75% Senior Notes due 2011 (the “Senior Notes”) outstanding.  The Senior Notes are unsecured obligations of the Company.  The Senior Notes contain customary covenants and related provisions, including a default provision based on the acceleration of debt under other significant debt instruments.

Management believes the cash flows from the Company’s operations in fiscal 2004 and the availability under the credit facility will be adequate to fund its operations and will provide the Company with the ability to fund its planned and committed capital expenditures and meet its cash flow obligations.

Operating Activities

Operating activities for the first six months of fiscal 2004 used $19,764 of cash, which was the result of a net income before depreciation and other non-cash charges of $479, and cash used from changes in working capital of $20,238. Accounts Receivable increased by $9,859 due to the significant increase in revenues during the second quarter.  Inventory at March 31, 2004 increased $7,938 from September 30, 2003. Inventories are expected to decline significantly, throughout the fiscal year, as a result of successful sales initiatives instituted by the Company.  Prepaid expenses and other current assets decreased by $13,770 primarily due to the distribution of funds held in the Supplemental Retirement Plans.  This distribution was also the largest contributor to the $16,109 reduction in accounts payable and accrued expenses in the six months ended March 31, 2004.

Investing Activities

In the first six months of fiscal 2004, investing activities used $41,580 of cash for additions to property, plant and equipment.  This includes the repurchase of leased assets of $36,961 in addition to normal capital expenditures of $4,619.

Financing Activities

In the first six months of fiscal 2004, financing activities generated $59,398 of cash due to $50,000 in borrowings under the term loan facility less debt issuance costs of $2,092, repayment of principal on the term loan of $3,125, and an increase of revolver debt of $14,615.

Contractual Obligations

Below is a summarized list of the Company’s contractual obligations relating to long-term debt and non-cancelable operating leases, employment and severance agreements at March 31, 2004.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Contractual Obligations (payments due by period):
Long-term debt (including interest)	$543,594	$35,813	$71,625	$87,250	$348,906
Operating leases	3,513	1,482	1,325	628	78
Employment agreements	3,855	2,278	1,577
Severance agreements	209	164	45
Total Contractual Obligations	$551,171	$39,737	$74,572	$87,878	$348,984

Long-term debt obligations include annual interest payments of $29.6 million on the Company’s Senior Notes totaling $221.7 million over the remaining term of the Senior Notes and principal repayment of $275 million on the Senior Notes at maturity. The Senior Notes mature on July 1, 2011.  Long-term debt obligations also include annual principal payments of $6.25 million through September 2008 together with a final payment of $18.75 million due in October 2008 on the term loan.

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

Seasonal Nature of Some OPP Films Markets

Some of the end-use markets for OPP films are seasonal. For example, demand in the snack food, soft drink and candy markets is generally higher in the spring and summer. As a result, sales and net income are generally higher in the Company’s second and third fiscal quarters, although actual results can be influenced by numerous factors, such as raw material costs, competitive prices and other factors mentioned in this quarterly report.

New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business is discussed as follows:

In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS No. 150 in the fourth quarter of 2003, which had no impact on the Company’s financial position, results of operations or disclosures.  The FASB is addressing certain implementation issues associated with the application of SFAS No. 150, including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements.  The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

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

Revenue Recognition.  Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds.  The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price with delivery terms at the point of shipment.  While the Company does provide its customers with a right of return, revenue is not deferred.  Rather, a reserve for sales returns is provided in accordance with SFAS No. 48 based on significant historical experience.  Shipping and handling costs are treated as a reduction of sales in determining net sales.

Asset Valuation.  Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets.  Asset valuation is governed by various accounting principles, including SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others.  Management uses a variety of factors to assess valuation depending on the asset.  For example, accounts receivable are evaluated based upon an aging schedule.  The recoverability of inventories is based primarily upon the age of inventory held and market conditions.  Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows.  Changes in judgments on any of these factors could impact the value of the asset.

Concentrations of Credit Risk.  Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.  The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Over the past four years, annual bad debt expense has averaged approximately $750 and ranged from $400 in fiscal 2001 to $1,713 in fiscal 2002.  The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company.  While we believe our allowance for bad debts at March 31, 2004 of $1,467 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

Inventories.  Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market with cost determined using a weighted average-cost method.  The Company determines the market value of its raw ingredients, finished product and packaging inventories based upon references to current market prices for such items as of the end of each reporting period and records a write down of inventory cost to market, when applicable.  Polypropylene, the Company’s major raw material, is petroleum based, and prices can fluctuate significantly; and, as discussed above, increases in raw material prices cannot always be passed on to customers.  Additionally, from time to time, the Company has been able to utilize secondary markets to liquidate excess inventories.  If raw material prices were to increase and the Company were unable to raise its prices or if the Company’s ability to liquidate excess inventories was significantly diminished, additional inventory write-downs may be necessary.

Excess of Cost Over Fair Value of Net Assets Acquired.  The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  No impairment of goodwill was recorded during the first quarter of fiscal 2004.  Our market capitalization and net assets at March 31, 2004 were $38,499 and $23,254, respectively.  If the projected cash flows and other projected operating results are not achieved, we would decrease the estimated fair value of our business, and a full or partial impairment of our goodwill balance of $9,874 at March 31, 2004 would be necessary.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act  of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004 and concluded that the Company’s controls and procedures relating to the processing of routine  and non-routine transactions were effective to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.  The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Securities Exchange Act of 1934.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 27, 2004 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  A total of 11,597,266 shares of common stock were represented at the meeting by proxy. Our shareholders voted on the following two proposals and cast their votes as follows:

Proposal 1:       To elect the following nominees as Class III Directors of the Company for a term of three years expiring at the Company’s 2007 Annual Meeting:

Nominee	For	Withheld
Richard G. Hamermesh	11,193,374	403,892
Jim C. Cowart	11,194,243	403,023

The following directors’ terms continued after the Annual Meeting:  Messrs. Amin J. Khoury. Mark M. Harmeling, Nader A. Golestaneh and Joseph C. Day.

Proposal 2:  To approve the Company’s 2004 Stock Option and Incentive Plan, authorizing the issuance of 750,000 shares of Common Stock under the Plan:

For	Against	Abstain	Broker Non-votes
4,935,267	1,864,085	211,103	4,586,811

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.            Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

*      Filed herewith.

(a)          Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2003.

The above referenced exhibits are, as indicated, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

B.  Reports on Form 8-K

Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2004 announcing the amendment to credit facility expiring in October 2008.

Current Report on Form 8-K, furnished to the Securities and Exchange Commission on January 23, 2004 presenting the Company’s press release announcing financial results for its first fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Brian P. Crescenzo
Brian P. Crescenzo
Vice President Finance, Secretary and Treasurer

May 14, 2004