Form 10-Q
period 2004-06-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2004-08-16
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of August 10, 2004 was 12,833,532.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$268	$2,835
Accounts receivable, net of allowance for doubtful accounts of $1,421 at June 30, 2004 and $1,864 at September 30, 2003	43,672	33,407
Inventory	57,531	52,517
Prepaid expenses and other current assets	3,307	2,995
Total current assets	104,778	91,754

Property, plant and equipment, net	283,379	281,384
Goodwill	—	9,874
Other intangible assets	10,403	10,505
Other assets	1,524	14,178
Total assets	$400,084	$407,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior notes	$272,101	$—
Current portion of long-term debt	45,313	—
Revolving debt	41,337	28,670
Accounts payable	9,048	9,485
Accrued expenses and other current liabilities	12,339	18,008
Accrued interest	15,518	7,544
Total current liabilities	395,656	63,707

Long-term debt	—	271,790
Long-term liabilities	1,708	18,339
Deferred gain on sale leaseback transactions	—	19,502
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at June 30, 2004 and September 30, 2003	130	130
Additional paid-in capital	103,317	103,204
Accumulated deficit	(106,640)	(73,742)
Accumulated comprehensive income	7,960	7,018
	4,767	36,610
Treasury stock, at cost, 183 shares at June 30, 2004 and September 30, 2003	(2,047)	(2,253)
Total stockholders’ equity	2,720	34,357
Total liabilities and stockholders’ equity	$400,084	$407,695

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

	2004	2003
Net Sales	$69,247	$67,012
Cost of sales	61,738	54,750
Gross profit	7,509	12,262

Operating expenses:
Selling, general and administrative	5,095	4,601
Research and development	1,749	1,477
Restructuring expenses	695	—
Goodwill impairment	9,874	—
Total operating expenses	17,413	6,078

Operating profit (loss)	(9,904)	6,184

Interest expense, net:
Interest expense	8,741	7,445

Net loss	$(18,645)	$(1,261)

Basic and diluted loss per common share	$(1.45)	$(.10)

Weighted average shares outstanding:
Basic and diluted	12,833	12,833

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

Net loss	$(18,645)	$(1,261)
Exchange rate changes	(1,888)	8,014
Comprehensive income (loss)	$(20,533)	$6,753

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

	2004	2003
Net Sales	$197,100	$189,223
Cost of sales	170,145	152,061
Gross profit	26,955	37,162

Operating expenses:
Selling, general and administrative	16,369	16,912
Research and development	5,131	5,442
Restructuring expenses	695	—
Goodwill impairment	9,874	—
Total operating expenses	32,069	22,354

Operating profit (loss)	(5,114)	14,808

Interest expense, net:
Interest expense	27,784	22,519
Interest income	—	(80)
Interest expense, net	27,784	22,439

Net loss	$(32,898)	$(7,631)

Basic and diluted loss per common share	$(2.56)	$(.60)

Weighted average shares outstanding:
Basic and diluted	12,833	12,718

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended June 30, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

Net loss	$(32,898)	$(7,631)
Exchange rate changes	942	13,066
Comprehensive income (loss)	$(31,956)	$5,435

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2004 and 2003

(In thousands)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(32,898)	$(7,631)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	450	450
Depreciation and amortization	21,845	18,483
Amortization of sale-leaseback gains	(69)	(3,712)
Stock compensation	113	—
Gain on sale of assets	(168)	—
Goodwill impairment	9,874	—
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	(10,663)	1,424
Inventory	(4,931)	(19,182)
Prepaid expenses and other current assets	13,224	(236)
Accounts payable and accrued expenses	1,958	333
Other	(14,253)	617
Net cash used in operating activities	(15,518)	(9,454)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,946)	(13,495)
Proceeds from sale of property, plant and equipment	203	2,110
Repurchase of leased assets	(36,961)	—
Net cash used in investing activities	(42,704)	(11,385)

FINANCING ACTIVITIES:
Debt issuance costs	(2,345)	(899)
Proceeds from term loan	50,000	—
Borrowings under line of credit agreement, net	12,667	4,662
Principal payment on term loan	(4,688)	—
Net cash from financing activities	55,634	3,763

Effect of exchange rate changes on cash	21	75
Change in cash and cash equivalents, net	(2,567)	(17,001)
Cash and cash equivalents, beginning	2,835	17,558
Cash and cash equivalents, ending	$268	$557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$18,588	$15,295
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 2004 and 2003

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

2.              Future Operations

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70% in aggregate outstanding principal amount of the Company’s 10¾% senior notes to recapitalize the senior notes. Pursuant to the agreement in principle, the Company will not pay the interest on the senior notes that became due on July 1, 2004.

The recapitalization will be accomplished through a prepackaged chapter 11 plan of reorganization and will involve an exchange of the Company’s 10¾% senior notes pursuant to which the noteholders will receive 100% of the common equity of the reorganized Company and new senior notes to be issued by the reorganized Company.  The new senior notes will have an aggregate principal amount of $50 million, a seven-year term and will be redeemable after the first year at declining premiums.  Interest will accrue at a rate of 12% per annum, and may be paid in cash or in kind, unless certain minimum financial requirements are achieved, in which case the interest must be paid in cash.  All of the Company’s existing stock will be canceled and the existing stockholders will receive a ratable portion of $2.5 million in cash. Under the prepackaged chapter 11 plan, the Company will pay its trade creditors in full on a current basis.  In addition, the reorganized Company is expected to become a non-reporting company pursuant to the U.S. securities laws; as a result, it is anticipated that there will be restrictions on trading the securities of the reorganized Company.

The Company expects to commence the solicitation of votes from the holders of its senior notes before the middle of September.  If sufficient votes for a prepackaged chapter 11 plan are obtained from the holders of its senior notes, the Company will file a chapter 11 petition and seek to have the plan confirmed by the bankruptcy court.  The Company does not anticipate being subject to the bankruptcy proceeding for more than sixty days.  Under U.S. bankruptcy law, at least one-half in number and two-thirds in principal amount of an impaired class entitled to vote on a chapter 11 plan, in both cases counting only those claims actually voting on the plan, must vote in favor of the plan.  Although the holders of at least 70% of the aggregate outstanding principal amount of the senior notes have indicated that they would agree to vote in favor of the plan, there can be no assurance that sufficient votes of holders of senior notes, with respect to both the number and principal amount requirements, will be obtained to confirm a prepackaged chapter 11 plan. In addition, consummation of the recapitalization is subject to the completion of definitive documentation and the satisfaction of customary conditions.  The Company expects the prepackaged chapter 11 plan to be confirmed by the bankruptcy court and consummated in mid- to late-fall of this year.  In the event the prepackaged chapter 11 plan is not consummated the Company would then need to secure additional financing in order to satisfy the outstanding interest on its senior notes, or pursue a conventional chapter 11 plan of reorganization.

The Company has received financing proposals from various lenders, including GE Capital Finance, for financing during the chapter 11 case and for exit financing. The Company expects to have commitments with respect to such financings prior to the time it commences the solicitation of votes on its plan from the holders of its senior notes.  In addition, the Company’s bank group, led by GE Capital Finance, has agreed to waive any event of default arising under its current credit facility with respect to the non-payment of interest on its senior notes through September 1, 2004, which date may be extended by the lenders.  There can be no assurance that the lenders will extend this date, and the Company does not anticipate that the solicitation of votes will be completed by this date.

The Company’s liquidity generally depends on cash provided by operating activities and our GE Capital Finance credit facility.  The ability of the Company to continue as a going concern depends, among other things, on:  (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization.  The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company.  However, there can be no assurance as to the success of such efforts.

3.              Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method.  Inventories consisted of the following on June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003:

	June 2004	March 2004	December 2003	September 2003
Raw materials	$8,299	$10,945	$8,788	$7,412
Finished goods	49,232	49,706	52,685	45,105
Total	$57,531	$60,650	$61,473	$52,517

4.              Long Term Debt

On June 19, 2001 the Company issued $275,000 of 10¾% senior notes due 2011 (the “Senior Notes”).  The Senior Notes are unsecured obligations of AET.  The indenture for the senior notes contains customary covenants and related provisions including a cross default provision based on the acceleration of debt under other significant debt instruments.  The issue price of each senior note was $984.94 per $1,000 principal amount at maturity.  The bond discount is being amortized over the life of the notes.  Interest on the senior notes is paid semi-annually on January 2 and July 1.  Pursuant to the agreement in principle and recapitalization plan discussed in further detail in Note 2 to the condensed consolidated financial statements, the Company will not pay the interest on the senior notes that became due on July 1, 2004.  In addition, as a result of this and the intended recapitalization, the entire balance of the senior notes as of June 30, 2004 of $272,101 has been classified as a current liability.

On October 3, 2003 the Company entered into a five-year $100,000 credit facility with GE Capital Finance.  The credit facility originally consisted of a $50,000 term loan and a $50,000 revolving line of credit.  The Company amended this credit facility on March 23, 2004.  This amended credit facility increased the Company’s revolving line of credit from the original $50,000 to $60,000 and reduced the EBITDA covenant through the third quarter of fiscal 2005.  The amended EBITDA requirement is $43,072 and $62,000 for the 12-month periods ended September 30, 2004 and September 30, 2005.

On June 30, 2004 the Company amended its credit facility with GE Capital Finance to, among other things, restate its minimum EBITDA covenant for the third quarter of fiscal 2004 from approximately $35,000 to $30,000 and its minimum fixed charge coverage ratio from 0.70 to 0.55.  This amendment also restricted the Company from paying interest due on the senior notes unless the Company had excess availability under the current credit facility of $20,000 after giving effect to such interest payment.

In conjunction with the announced plans to recapitalize the senior notes, the Company’s bank group led by GE Capital Finance, has agreed to waive any event of default arising from the current credit facility with respect to the non payment of interest on the senior notes.  As this waiver initially extends only to September 1, 2004, the entire balances due on the revolving line of credit of $41,337 and term loan of $45,313 as of June 30, 2004 have been classified as current liabilities.

5.              New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities (“FIN 46”), which was subsequently modified and reissued in December 2003.  FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics.  FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004.  The adoption of the provisions of FIN 46 has not had a material effect on the Company’s consolidated financial statements.

6.              Restructuring

In the quarter ended June 30, 2004, the Company incurred restructuring expenses of $695 consisting primarily of professional fees paid in connection with the agreement in principle for the recapitalization of the senior notes as detailed in Note 2 to the condensed consolidated financial statements.

In September 2003, the Company recorded a $639 restructuring reserve as a result of the elimination of 40 full-time positions.  The Company made payments of $90 related to this restructuring in fiscal year 2003 and an additional $466 in the nine months ended June 30, 2004.  The balance in this restructuring reserve as of June 30, 2004 is $83, of which $65 is included in accrued expenses and other current liabilities and $18 is in long-term liabilities.

In September 2002, the Company recorded a $9,002 restructuring reserve associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities.  The reorganization eliminated 50 full-time positions.  The following is a summary of this restructuring reserve as of June 30, 2004 and 2003, of which $238 and $1,172 are included in accrued expenses and other current liabilities and $551 and $1,139 are included in long-term liabilities respectively.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2003	$150	$936	$—	$1,086
Payments/utilization for the period	(140)	(157)	—	(297)
Balance as of June 30, 2004	$10	$779	$—	$789

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Balance as of September 30, 2002	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(3,831)	(463)	(109)	(4,403)
Balance as of June 30, 2003	$390	$1,520	$401	$2,311

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

7.              Stock Options

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

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for the three and nine months ended June 30, 2004 and 2003, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Loss:
As reported	$(18,645)	$(1,261)	$(32,898)	$(7,631)
Less: stock based compensation expense determined under fair value based method for all awards	262	325	782	975
Pro forma	(18,907)	(1,586)	(33,680)	(8,606)
Basic and Diluted Loss per Share:
As reported	(1.45)	(.10)	(2.56)	(.60)
Pro forma	(1.47)	(.12)	(2.62)	(.68)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.  The weighted-average grant date fair value of options granted during the nine months ended June 30, 2004 was $1.41.

An aggregate of 3,439,250 and 3,117,562 potential common shares related to all stock options outstanding as of June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

8.              Company Benefit Plans

Pursuant to the terms of the Supplemental Retirement Plans that were established for 41 members of the management of the Company, the proceeds in the rabbi trusts, of which they were beneficiaries, were distributed to the participants.  This distribution, which totaled approximately $13.4 million and was funded through investments set aside in the aforementioned rabbi trusts, took place in the quarter ended March 31, 2004 and had no effect on the cash, net loss or stockholders’ equity of the Company.

9.              Goodwill Impairment

A Goodwill impairment loss of $9,874 was recognized in the quarter ended June 30, 2004 due to the decline in the Company’s market value as a result of the circumstances detailed in Note 2 to the condensed consolidated financial statements.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These statements represent, among other things, the expectations, beliefs, plans and objectives of management with respect to future financial performance or operations and/or assumptions underlying or judgments concerning matters discussed in this document.  The words “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-

looking statements.  All forward-looking statements involve certain risks, estimates, assumptions, and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

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

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2004 WITH THE QUARTER AND NINE MONTHS ENDED JUNE 30, 2003

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

End users of AET’s films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness.  AET’s OPP films product line is classified into two categories – the Core Business, which is comprised primarily of labels and packaging films, and the High Value Business, which consists of the Company’s TOppCure® and Platinum films.  AET’s film products are utilized by end users such as Coca-Cola®, Pepsi-Cola®, Frito-Lay®, Nabisco®, Kellogg’s®, Hershey Foods®, Sony® and Lipton®.

For the purposes of this discussion and analysis, the periods ended June 30, 2004 and 2003 are referred to as the third quarters of fiscal 2004 and 2003, respectively.  All dollar amounts are in thousands.

Results of Operations

	Three months ended June 30,		Nine Months ended June 30,
	2004	2003	2004	2003
	%	%	%	%
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.2	81.7	86.3	80.4
Gross profit	10.8	18.3	13.7	19.6
Selling, general and administrative	7.4	6.9	8.3	8.9
Research and development	2.5	2.2	2.6	2.9
Restructuring expenses	1.0	—	.3	—
Goodwill impairment	14.2	—	5.0	—
Operating profit (loss)	-14.3	9.2	-2.6	7.8
Interest expense, net	12.6	11.1	14.1	11.9
Net income (loss)	-26.9	-1.9	-16.7	-4.1

THIRD QUARTER 2004 RESULTS

Sales for the third quarter of fiscal 2004 of $69,247 were $2,235, or 3%, higher compared with the third quarter of fiscal 2003. The 3% increase in sales was driven by a 9% increase in unit volume, which was offset by a 5% decrease in average selling price. The decline in average selling price reflects a significant increase in the volume of lower price films, which was in part caused by the Company’s inventory reduction initiatives.

Sales outside the United States were 20% of sales for the third Quarter of 2004, and 22% for the third quarter of fiscal 2003, and generated an operating profit of $1,704 in the third quarter of fiscal 2004 as compared to an operating profit of $678 during the same period in fiscal 2003.

Gross profit for the third quarter of $7,509 was $4,753, or 39%, lower than the third quarter of fiscal 2003. Gross margin of 10.8% in the third fiscal quarter of 2004 was 7.5 percentage points lower as compared to gross margin of 18.3% during the same period in fiscal 2003. The decline in gross margin resulted principally from the impact of lower average selling prices, as indicated above, and substantially higher raw material cost.

Selling, general and administrative expenses were $5,095, or 7.4% of sales, for the third quarter of fiscal 2004 compared with $4,601, or 6.9% of sales, for the same period in fiscal 2003.

Research and development expense was $1,749, or 2.5 percent of sales, for the third quarter of fiscal 2004, compared with $1,477, or 2.2 percent of sales, for the same period in fiscal 2003.

Restructuring expenses of $695 incurred in the third quarter of fiscal 2004 were comprised primarily of professional fees paid in conjunction with the recapitalization of the Company’s senior notes. A goodwill impairment charge of $9,874 was also recognized in the third quarter of fiscal 2004.

Interest expense of $8,741 in the third fiscal quarter of 2004 was $1,296 higher than the third quarter of fiscal 2003. This is due to a higher average debt balance and lower capitalized interest.

The net loss for the third quarter of fiscal 2004 was $18,645, or $1.45 per share, compared with a net loss of $1,261,or $.10 per share, for the third quarter of fiscal 2003.

The effective income tax rate for the third quarter of fiscal 2004 and the third quarter of fiscal 2003 was zero.

NINE MONTHS 2004 RESULTS

Sales for the first nine months of fiscal 2004 of $197,100 were $7,877, or 4%, higher compared with the first nine months of fiscal 2003. The 4% increase in sales was driven by a 7% increase in unit volume, which was offset by a 3% decrease in average selling price. The decline in average selling price principally reflects a significant increase in the volume of lower price films, which was in part caused by the Company’s inventory reduction initiatives.

Sales outside the United States were 21% of sales for the first nine months of fiscal 2004, and 20% for the first nine months of fiscal 2003, and generated operating profit of $4,298 and $1,153 in the first nine months of fiscal 2004 and 2003 respectively.

Gross profit for the first nine months of $26,955 was $10,207, or 27%, lower than the first nine months of fiscal 2003. Gross margin of 13.7% in the first nine months of 2004 was 5.9 percentage points lower as compared to gross margin of 19.6% during the same period in fiscal 2003. The decline in gross margin resulted principally from the impact of lower average selling prices, as indicated above, and substantially higher raw material cost.

Selling, general and administrative expenses were $16,369, or 8.3% of sales, for the first nine months of fiscal 2004 compared with $16,912, or 8.9% of sales, for the same period in fiscal 2003.

Research and development expense was $5,131, or 2.6% of sales, for the first nine months of fiscal 2004, compared with $5,442, or 2.9% of sales, for the same period in fiscal 2003.

Restructuring expenses of $695 incurred in the third quarter of fiscal 2004 were comprised primarily of professional fees paid in conjunction with the recapitalization of the Company’s senior notes. A goodwill impairment charge of $9,874 was also recognized in the third quarter of fiscal 2004.

Interest expense of $27,784 in the first nine months of fiscal 2004 was $5,265 higher than the first nine months of fiscal 2003. This increase reflects approximately $2,200 of nonrecurring expenses, principally the write-off of deferred financing charges associated with the Company’s prior credit facility, which was refinanced with GE Capital Finance on October 3, 2003. The remaining increase of $3,065 is due to a higher average debt balance and lower capitalized interest.

The net loss for the first nine months of fiscal 2004 was $32,898, or $2.56 per share, compared with a net loss of $7,631, or $.60 per share, for the same period of fiscal 2003.

The effective income tax rate for the first nine months of fiscal 2004 and the first nine months of fiscal 2003 was zero.

Liquidity and Capital Resources

See further discussion of liquidity and capital resources included in Note 2, “Future Operations”, to the financials.

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

On June 16, 2004, the Company announced that it had lowered its earnings expectations for the second half of it its fiscal year 2004.  The lower earnings expectations were due primarily to lower than expected volume of shipments and an unexpected significant increase in the cost polypropylene resin, the Company’s primary raw material, compared with the first half of fiscal year 2004 due to the rapid unforeseen escalations in costs of petroleum.  Recent price increases have offset a portion of these additional costs; however, market demand has not been sufficient to enable all of the cost increases to be passed on to the Company’s customers.  Due to the impact of adverse economic conditions facing the Company’s industry, GE Capital Finance agreed to an amendment to the credit facility on June 30, 2004, to among other things, restate the Company’s minimum EBITDA covenant for the third fiscal quarter 2004 from approximately $35,000 to $30,000.  GE Capital Finance subsequently agreed to another amendment to the credit facility on July 30, 2004 to among other things waive any event of default with respect to the non-payment of interest on its senior notes through September 1, 2004, which date may be extended by the lenders.  At June 30, 2004, the Company had borrowings of $41,337 pursuant to its revolving line of credit.  Unused availability under this revolving credit facility at the end of the third fiscal quarter 2004 was approximately $7,000.  Net debt (total debt less cash) at June 30, 2004 was $358,751, representing 99% of total capitalization.

On July 20, 2004 the Company announced that it had received notice from the NASDAQ Listing Qualifications Staff that the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).  If the Company cannot demonstrate compliance with the minimum bid price requirement rule or meet certain other requirements on or before January 18, 2005, the NASDAQ Listing Qualifications Staff will provide written notice that the Company’s common stock will be delisted or moved to The NASDAQ SmallCap Market.

Additionally, on August 13, 2004 the Company received notice from the NASDAQ Listing Qualifications Staff that the Company's common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of five million dollars as required for continued inclusion under Marketplace Rule 4450(e)(1). If the Company cannot demonstrate compliance with the minimum market value rule or meet certain other requirements on or before November 11, 2004, the NASDAQ Listing Qualifications Staff will provide written notice that the Company's common stock will be delisted. The Company may apply to transfer its securities to The NASDAQ SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirements for that market.

The Company has $275,000 of 10¾% senior notes due 2011 (the “Senior Notes”) outstanding.  The senior notes are unsecured obligations of the Company.  The senior notes contain customary covenants and related provisions, including a default provision based on non-payment of interest on the acceleration of debt under other significant debt instruments.

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70% in aggregate outstanding principal amount of the Company’s 10¾% senior notes to recapitalize the senior notes.  Pursuant to the agreement in principle, the Company will not pay the interest on the senior notes that became due on July 1, 2004.

The recapitalization will be accomplished through a prepackaged chapter 11 plan of reorganization and will involve the exchange of the Company’s 10¾% senior notes pursuant to which the noteholders will receive 100% of the common equity of the reorganized Company and new senior notes to be issued by the reorganized Company.  The new senior notes will have an aggregate principal amount of $50 million, a seven-year term and will be redeemable after the first year at declining premiums. Interest will accrue at a rate of 12% per annum, and may be paid in cash or in kind, unless certain minimum financial requirements are achieved, in which case the interest must be paid in cash.  All of the Company’s existing stock will be canceled and the existing stockholders will receive a ratable portion of $2.5 million in cash. Under the prepackaged chapter 11 plan, the Company will pay its trade creditors in full on a current basis. In addition, the reorganized Company is expected to become a non-reporting company pursuant to the U.S. securities laws; as a result, it is anticipated that there will be restrictions on trading the securities of the reorganized Company.

The Company expects to commence the solicitation of votes from the holders of its senior notes before the end of August.  If sufficient votes for a prepackaged chapter 11 plan are obtained from the holders of its senior notes, the Company will file a chapter 11 petition and seek to have the plan confirmed by the bankruptcy court.  The Company does not anticipate being subject to the bankruptcy proceeding for more than sixty days.  Under U.S. bankruptcy law, at least one-half in number and two-thirds in principal amount of an impaired class entitled to vote on a chapter 11 plan, in both cases counting only those claims actually voting on the plan, must vote in favor of the plan. Although the holders of at least 70% of the aggregate outstanding principal amount of the senior notes have indicated that they would agree to vote in favor of the plan, there can be no assurance that sufficient votes of holders of senior notes, with respect to both the number and principal amount requirements, will be obtained to confirm a prepackaged chapter 11 plan.  In addition, consummation of the recapitalization is subject to the completion of definitive documentation and the satisfaction of customary conditions.  The Company expects the prepackaged chapter 11 plan to be confirmed by the bankruptcy court and consummated in mid- to late-fall of this year.  In the event the prepackaged chapter 11 plan is not consummated the Company would then need to secure additional financing in order to satisfy the outstanding interest on its senior notes, or pursue a conventional chapter 11 plan of reorganization.

The Company has received financing proposals from various lenders, including GE Capital Finance, for financing during the chapter 11 case and for exit financing.  The Company expects to have commitments with respect to such financings prior to the time it commences the solicitation of votes on its plan from the holders of its senior notes.  In addition, as indicated above, the Company’s bank group, led by GE Capital Finance, has agreed to waive any event of default arising under its current credit facility with respect to the non-payment of interest on its senior notes through September 1, 2004, which date may be extended by the lenders.  There can be no assurance that the lenders will extend this date, and the Company does not anticipate that the solicitation of votes will be completed by this date.

The Company’s liquidity generally depends on cash provided by operating activities and our GE Capital Finance credit facility.  The ability of the Company to continue as a going concern depends, among other things, on:  (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization.  The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company.  However, there can be no assurance as to the success of such efforts.

Operating Activities

Operating activities for the first nine months of fiscal 2004 used $15,518 of cash, which was the result of a net loss before depreciation and other non-cash charges of $853, and cash used from changes in working capital of $14,665. Accounts Receivable increased by $10,663 due to the significant increase in revenues during the third quarter.  Inventory at June 30, 2004 increased $4,931 from September 30, 2003.  Prepaid expenses and other current assets decreased by $13,224 primarily due to the distribution of funds held in the Supplemental Retirement Plans.  This distribution was also the largest contributor to the $14,253 reduction in other liabilities in the nine months ended June 30, 2004.

Investing Activities

In the first nine months of fiscal 2004, investing activities used $42,704 of cash for additions to property, plant and equipment.  This includes the repurchase of leased assets of $36,961 in addition to normal capital expenditures of $5,743.

Financing Activities

In the first nine months of fiscal 2004, financing activities generated $55,634 of cash due to $50,000 in borrowings under the term loan facility less debt issuance costs of $2,345, repayment of principal on the term loan of $4,688, and an increase of revolver debt of $12,667.

Contractual Obligations

Below is a summarized list of the Company’s contractual obligations relating to debt and non-cancelable operating leases, employment and severance agreements at June 30, 2004.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Contractual Obligations (payments due by period):
Term loan (including interest)	$45,313	$45,313	$—	$—	$—
Operating leases	2,986	1,181	1,211	555	39
Employment agreements	3,285	2,278	1,077
Severance agreements	93	75	18
Total Contractual Obligations	$51,677	$48,847	$2,306	$555	$39

Debt obligations include annual principal payments of $6.25 million through September 2008 together with a final payment of $18.75 million due in October 2008 on the term loan.   The entire balance due on the term loan has been classified as current as discussed in Note 4 to the condensed consolidated financial statements.  See Note 4 to the Condensed Consolidated Financial Statement as it relates to the senior notes.

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

New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business is discussed as follows:

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities (“FIN 46”), which was subsequently modified and reissued in December 2003.  FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics.  FIN 46, as revised, is generally applicable for the first fiscal year or interim accounting period ending after March 15, 2004. The adoption of the provisions of FIN 46 has not had a material effect on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk.  Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.  The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Over the past four years, annual bad debt expense has averaged approximately $750 and ranged from $400 in fiscal 2001 to $1,713 in fiscal 2002.  The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company.  While we believe our allowance for bad debts at June 30, 2004 of $1,421 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

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

Excess of Cost Over Fair Value of Net Assets Acquired.  The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.   As indicated in Note 8 to the condensed consolidated financial statements, a full impairment of our goodwill balance of $9,874 was recognized in the quarter ended June 30, 2004.  This impairment was necessitated by the circumstances surrounding the Company’s plan to recapitalize its senior notes through a prepackaged chapter 11 plan of reorganization as detailed in Note 2 to the condensed consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003.  There have been no material changes in the third quarter of fiscal 2004 to such risks or the Company’s management of such risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004 and concluded that the Company’s controls and procedures relating to the processing of routine and non-routine transactions were effective to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

On June 1, 2004, Brian P. Crescenzo became the Chief Financial Officer of the Company, in addition to acting as the Secretary and Treasurer of the Company.  There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.  The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Securities Exchange Act of 1934.

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

B.  Reports on Form 8-K

Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2004, announcing the Company had lowered its earnings expectations for the second half of its fiscal year ended September 30, 2004.

Current Report on Form 8-K, furnished to the Securities and Exchange Commission on April 29, 2004, presenting the Company’s press release announcing financial results for its second fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EXTRUSION TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Brian P. Crescenzo
Brian P. Crescenzo
Vice President, Secretary and Chief Financial Officer
August 16, 2004