Form 10-K
period 2004-09-30
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2005-02-02
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (the “Exchange Act”)

For the fiscal year ended September 30, 2004

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $2,053,365 on January 28, 2005, based on the closing sales price of the Registrant’s common stock, $.01 par value (the “Common Stock”), as reported on the OTC  Market System as of such date.

The number of shares of the Registrant’s Common Stock outstanding as of January 28, 2005  was 12,833,532 shares. The number of shares of the Registrant’s Junior Preferred Stock Purchase Rights outstanding as of January 28, 2005 was 12,833,532 shares.

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Bankruptcy Filing

On December 1, 2004, Applied Extrusion Technologies, Inc. (the “Company” or “AET”) filed a voluntary petition for reorganization (the “Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware and was assigned case number 04-13388 (MFW).

The Company has significant debt obligations. Other factors leading to the reorganization include the impact of adverse economic conditions on the Company’s industry, particularly the unforeseen escalations in costs of petroleum and associated products such as propylene and polypropylene resin, the Company’s primary raw material.  Additionally, the Company has not been able to pass on all of these material cost increases to its customers through increased selling prices.  Under Chapter 11, the Company expects to continue to operate its business as debtor-in-possession (“DIP”) under court protection from its creditors and claimants, while using the Chapter 11 process to implement its Prepackaged Plan of Reorganization.

The Prepackaged Plan of Reorganization, as described more fully in Note 1 to the Consolidated Financial Statements, was confirmed on January 24, 2005.  In order to fund normal operations during the bankruptcy proceedings, the Company entered into an agreement with GE Commercial Finance, which provides $125 million of debtor-in-possession financing during the Chapter 11 period. The plan and debtor-in-possession financing facility provides sufficient liquidity during the bankruptcy proceedings.

The Company expects to emerge from Chapter 11 before the end of the first calendar quarter of 2005.   Subject to certain closing conditions, GE Commercial Finance has also committed to provide $125 million of exit financing, of which $55 million will be a revolving credit facility, upon consummation of the Chapter 11 cases.

General

AET is one of the largest North American manufacturers and suppliers of oriented polypropylene, or OPP, films, which are used primarily in consumer product labeling, flexible packaging and overwrap applications.  AET has a leading position in most of the major high-end OPP films end-use product categories in North America and has a market share of approximately 25 percent.

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

End users of AET’s films are consumer product companies whose labels and packages require special attributes such as vivid graphics, exceptional clarity and moisture barriers to preserve freshness.  AET’s OPP films product line is classified into two categories—the Core Business, which is comprised primarily of labels and packaging films, and the High Value Business, which consists of the Company’s TOppCure® and Platinum films.  AET’s film products are utilized by end users such as Coca-Cola®, Pepsi-Cola®, Frito-Lay®, Nabisco®, Kellogg’s®, Hershey Foods®, Sony® and Lipton®.

Business Strategy

AET’s objective is to generate sustainable increasing profitability in the cyclical OPP films industry.  The business strategy to achieve this objective is divided into two phases:

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

Phase Two—The second phase covers 2002 - 2007 and is directed at driving margin expansion primarily through the development of new high-value films, including products which substitute for other materials, expanding the overall OPP market.  The strategic elements of the second phase are as follows:

•                  Develop and manufacture innovative, proprietary, high-margin products (“Platinum Products”) utilizing unique new technology platforms;

•                  Maintain leadership in its higher margin Signature Products, as described below; and

•                  Enhance the sales mix, thereby expanding margins, through revenue growth of its Signature Products consistent with demand growth and through the substitution in its revenue mix of new higher-margin Platinum Products for lower end commodity products.

AET has developed four new technology platforms, providing a foundation on which to build innovative products that provide significant value to its customers and expanding margins for the Company.  These products are referred to as AET’s Platinum Products.  To put the concept of these new technology platforms in context, there has not been a single new technology platform introduced into the OPP industry for over fifteen years other than these new products.  Examples of currently utilized technology platforms are coextrusion, voiding, out-of-line metallizing and coating, surface treatment and the use of copolymers and terpolymers.

Innovative Products / Technology Platforms

The four new technology platforms and certain related applications recently developed by AET include:

•                  The TOppCure® labeling system for applying clear, opaque or metallized plastic labels to glass or plastic containers utilizing modified cut-and-stack equipment.  This system provides significant value to end users with the application of transparent labels to glass or plastic containers at approximately half the cost of pressure sensitive labels.

•                  Advanced coating and surface modification technology that enhances film surface characteristics.  This technology spans a wide variety of applications from boardstock lamination and decoration to efficiently introducing special characteristics into film surfaces.

•                  Technology that allows the efficient processing of different polymers into complex structures.  This would include applications for the graphic arts market for polyester/OPP film structures, and high barrier applications for packaging and SynCarta™, the Company’s synthetic media offering.

•                  Technology resulting in an integrated holographic film embossing and processing system that will expand the marketplace for high-impact graphic films.  The applications for this technology include holographic packaging and label decorations.

Maintain Market Leadership in Signature Products

AET is a leading supplier to four of the five top end users and five of the top six converters of OPP films, which is the result of excellent service coupled with superior products in selected target markets.  These products are referred to as AET’s “Signature Products” and include the Company’s roll-fed, cut-and-stack and shrink label films, cold seal release films, non-sealable metallized films, and overwrap films.

AET is continually improving and upgrading its Signature Products to ensure it maintains its strong market position by setting the standard for these value-added products.  The North American market share AET enjoys in the segments in which these products participate ranges from 40 percent to 85 percent.

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

The Company estimates that the North American OPP film market grew at an average compound annual growth rate of over 6 percent from 1980 through 2000.  However, beginning in 2001 and continuing into 2002, demand growth in the OPP films industry slowed to near zero due primarily to both the recession and inventory de-stocking throughout the supply chain.  Growth in OPP film demand in fiscal 2003 and 2004 was approximately 2 percent, based on Company estimates, which was also lower than the historical growth rate.  This relatively sluggish demand growth resulted from the continued economic weakness coupled with lower demand for snacks and beverages.  The Company anticipates growth in OPP films of approximately 3 percent or half of the historical growth rate.

Substitution accounted for over half of the historical growth rate in OPP films and is still a driver going forward due to their superior performance characteristics, such as improved protection against light, oxygen and moisture, good printability and durability, and exceptional clarity.  In addition, due to its low density, OPP provides greater coverage at a lower cost than any other plastic film material.  OPP films have replaced much non-OPP plastic film material such as polyester, nylon, cellophane and paper.  Several fundamental trends continue to foster future growth in OPP films:

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

•                  The continued trend from cans to plastic beverage containers that utilize OPP film labels; and

•                  Substitution opportunities driven by AET’s innovative new products such as TOppCure®, SynCarta™ and HOTR™.

The OPP films industry in North America has suffered from utilization rates that approached 80 percent since the capacity in the North was increased by more than 35 percent from 1996 to 1999.  This decline in capacity utilization led to sharp declines in selling prices of OPP films and severely impacted profitability in the OPP films industry.  In the past eighteen months capacity in North America was increased another 9 percent, with one production line starting up in the United States in mid 2003 and two production lines recently coming on line in Mexico.  Since demand has been relatively flat over the past four years, the Company believes the utilization rate is still approximately 90 percent.  At this level the industry is able to pass on some, but not all, of the raw material price increases.  We believe that capacity utilization in the mid-90 percent range is required to achieve reasonable levels of price realization.

According to Chemical Data Inc. (CDI), the price of polypropylene resin has increased from an average of $0.35 per pound in fiscal 2002 to an average of $0.50 per pound in fiscal 2004, representing a 43 percent increase over the two-year period.  Additionally, due to the continued high price of oil and increased demand for polypropylene resin, polypropylene resin prices increased to approximately $0.69 per pound in the last calendar quarter of 2004, as reported by CDI.  Although capacity utilization levels remain soft, the industry has had five price increases in fiscal 2003 and 2004, but has been unable to recover the significant increase in raw material costs.

There are currently no announced new OPP film lines in North America.  A substantial capital investment is required to build a new line and as the industry has experienced low capacity utilization levels and poor profitability, the Company believes industry participants will be cautious about introducing new OPP film lines in the future.  In addition, since at least two years are required to design and construct a new OPP film line, with a third year to fully ramp up production, no additional new OPP film lines are expected to come on stream in the United States for at least the next two to three years.  With modest growth in demand forecasted over the next three years, the OPP industry utilization rate should improve.

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

•                  Technological Leadership and Superior Product Development Capabilities—The Company has one of the largest technology groups in the industry with more than 60 chemists, engineers and technicians, and has invested approximately $14 million in product research and development over the past two years.

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

Products

Core Business Products:

•                  Labels—AET’s OPP film labels are used on containers for soft drinks, beverages, food and other consumer products requiring a high-quality print surface for superior graphics and properties that permit high speed labeling.  Examples of end uses include soft drink containers for Coca-Cola® and Pepsi-Cola®, branded water bottles for Aquafina® and Dasani®, and juice containers for Tropicana® and Dole®.  In addition, the Company’s films are used on products such as Folgers® and Hills Brothers® coffee cans and aerosol cans for shaving creams and air fresheners.  AET’s films are used on products representing over 90 percent of the North American soft drink market.

•                  Packaging—AET’s OPP films are used in a broad range of packaging applications, principally for food products, where they provide enhanced protection against moisture, light and air.  The Company’s OPP films are used to make packages for products such as Frito-Lay® snacks, Nabisco®, Kellogg’s®, General Foods® and Hershey Foods® products, individual size condiment pouches, and baked goods packaging.  In applications where barrier is important, AET offers metallized, polyvinylidene chloride, coated and polymer modified films.  High barrier metallized films provide an enhanced barrier for snacks packaged in nitrogen gas to maintain freshness and extend shelf life.

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

Platinum Products:

The Company has developed, and is currently commercializing, the first four innovative new high-margin products utilizing its new technology platforms.  These products, including TOppCure®, Holographic and SynCarta™ films, provide higher margins and expand the OPP market by delivering favorable costs and/or performance attributes versus existing materials.  The commercialization of these products has been significantly slower than anticipated, and have failed to provide any contribution to earnings in fiscal 2004.  However, the Company believes that certain of these products will ultimately be successfully commercialized and have the potential to provide significant value to our customers, and the Company’s future financial results.  AET believes that these new proprietary technology platforms provide a strong foundation to develop additional high-margin innovative products.

Marketing and Customers

AET’s OPP films products are sold primarily through its direct sales organization. Its highly skilled sales force, whose principal role is to develop sales opportunities and provide customer support, has considerable technical expertise and industry experience.  Marketing activities have historically been focused primarily in North and South America, although the Company also has a sales presence in Europe and Asia.  In addition, the Company’s sales force and research and development scientists work directly with its customers to create new films, as well as new applications for existing OPP films.

The majority of AET’s OPP films sales are to converters, who print and laminate films before selling to end-users.  Three converters each account for between approximately 13 and 16 percent of sales in fiscal 2004. The Company also sells a significant portion of OPP films directly to end-users, and considers it an important part of its marketing effort to maintain direct relations with major end-users, who generally direct packaging design efforts and provide detailed specifications to converters about the films used in their labeling and packaging applications.  Sales and marketing efforts and customer relationships are enhanced by the numerous requirements of customer-specific technical qualifications that have been secured.  The qualification process typically involves significant customer time and effort and results in a strong competitive position for qualified products.  Once qualified, products are often referenced in end-user specifications or qualified product lists.  These qualification processes also reinforce the partnership between AET and its customers and can lead to additional sales and marketing opportunities.

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

Tubular Process

In the tubular process, molten resin is extruded from a circular die to form a thick tube, which is stretched lengthwise and widthwise with air pressure and gravity at controlled temperatures.  Tubular processed films offer “balanced biaxial orientation,” meaning that the film is stretched equally both widthwise and lengthwise.  This process results in improved stability and a more uniform thickness for thinner films.  The Company believes that its tubular manufacturing capacity enables it to manufacture thinner films, while preserving clarity, machinability and other performance characteristics of thicker film.  These thinner films use fewer materials, thereby improving performance relative to cost.  AET currently operates nine tubular lines.

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

Research and Development

AET believes that it has one of the largest and most experienced technology groups in the industry, with more than 60 chemists, engineers and technicians, and has invested approximately $14 million in research and development over the past two years.  Utilizing extensive laboratory and film testing facilities, advanced pilot film production lines, and an array of end-use packaging and labeling equipment, the Company’s technology group has introduced approximately 50 new or enhanced products in the past three fiscal years.  The Company believes that this strength in innovation will continue to drive higher growth levels for differentiated, higher margin Platinum Products, and provide an advantage to customers who work with AET in the development of new labeling, packaging and overwrap products and applications.  During fiscal 2002, 2003 and 2004, the Company spent approximately $6.6 million, $7.2 million and $7.0 million, respectively, on research and development.

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

Historically, the price of polypropylene has fluctuated, and in recent years the price has increased significantly due to the increased price of crude oil.  As a result of low capacity utilization levels, not all of the increases in costs of polypropylene resin over the past two years have been passed on to customers.  According to Chemical Data Inc., polypropylene resin prices have increased from an average of $0.42 per pound in fiscal 2003 to an average of $0.50 per pound in fiscal 2004.  CDI is projecting polypropylene resin prices to reach approximately $0.71 per pound in the first calendar quarter of fiscal 2005.  Any major disruption in the supply of oil, including continued unrest in the Middle East, is likely to cause a significant increase in the cost of polypropylene.

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

Patents and Trademarks

AET currently holds 43 active domestic and international patents and approximately 50 applications are in progress in the United States and various foreign countries.   AET has approximately 15 domestic and international trademark registrations and applications.  The termination, expiration or infringement of one or more patents or trademarks would not have a material adverse effect on the business.

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

Employees

The Company employs approximately 940 full-time employees.  Approximately 100 production and maintenance employees at the Covington, Virginia facility are represented by the Paper Allied Industrial Chemical and Energy Workers International Union, Local 2-0884 under a collective bargaining agreement that expires in June 2005.  All employee relations are considered to be satisfactory.

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

All of AET’s owned real property, except for the Covington, Virginia property, is collateral under the Company’s term credit facility. The Company believes that its facilities are suitable for their currently intended purposes and adequate for its level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings and claims, which have arisen in the ordinary course of business and have not been fully adjudicated. It is not a party to litigation or other legal proceedings, which it believes, either singly or in the aggregate, could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AET did not submit any matters to a vote of its security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was quoted on the NASDAQ National Market System from June 6, 1991 to November 24, 2004 under the symbol “AETC.” Before June 6, 1991, no established public trading market existed for the Company’s Common Stock. Below is the range of high and low sales information for the Common Stock for the two most recently completed fiscal years, as quoted on the NASDAQ National Market System:

On November 24, 2004, the Company’s stock was delisted from the NASDAQ for failure to comply with NASDAQ Marketplace Rules 4450(a)(2) and 4450(a)(3), requiring the Company to maintain minimum levels of market value and stockholder’s equity, respectively.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low

Quarter ended December 31	$2.75	$2.23	$3.79	$1.79
Quarter ended March 31	3.56	2.65	2.10	1.51
Quarter ended June 30	3.02	.35	2.50	1.84
Quarter ended September 30.40		.15	2.80	1.74

The Company has not paid any cash dividends on its Common Stock, and the Company’s Board of Directors intends, for the foreseeable future, to retain any earnings to repay debt and finance the future growth of the Company. In addition, the Company’s credit facility and the indenture governing its senior notes restrict the payment of cash dividends. As of December 15, 2004, there were approximately 229 registered holders of record and more than 3,000 beneficial holders of the Company’s Common Stock.

As part of the Company’s recapitalization plan, it is estimated that these shareholders will receive, in the aggregate, between $1.75 million and $2.10 million in exchange for their outstanding shares  upon the effective date of  the plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The following information is in thousands, except per share amounts:

	2004	2003	2002(a)	2001(b)	2000
Statement of Operations Data:
Sales	$265,541	$247,364	$252,092	$279,840	$268,375
Cost of sales	233,147	203,154	208,099	222,719	219,546
Gross profit	32,394	44,210	43,993	57,121	48,829
Operating expenses:
Selling, general and administrative	22,192	22,989	32,085	29,500	27,152
Research and development	6,969	7,209	6,605	6,419	6,759
Restructuring and impairment charges	13,254	—	9,002	—	—
Loss on sale of assets	—	—	—	7,054	—
QPF acquisition and integration costs	—	—	950	2,548	—
Operating profit (loss)	(10,021)	14,012	(4,649)	11,600	14,918
Non-operating expenses:
Interest expense, net(a)	36,732	29,912	29,147	27,748	21,096
Loss before income taxes	(46,753)	(15,900)	(33,796)	(16,148)	(6,178)
Income tax expense (benefit)(a)	—	1,053	(2,045)	10,264	(2,223)
Net loss	$(46,753)	$(16,953)	$(31,751)	$(26,412)	$(3,955)

Basic and Diluted Loss per common share	$(3.64)	$(1.33)	$(2.55)	$(2.23)	$(.33)

	2004 (c)	2003	2002(a)	2001(b)	2000
Balance Sheet Data:
Working capital	$(301,133)	$28,047	$40,987	$75,893	$48,221
Total assets	407,496	407,695	405,062	425,858	390,754
Long-term debt	—	271,790	277,876	277,462	209,500
Stockholders’ equity	(5,792)	34,357	38,761	68,822	97,004

(a)                                  In fiscal 2002, in conjunction with the early adoption of Statement of Financial Accounting Standards (“SFAS”)  No. 145, the Company reclassified the extraordinary loss on the early extinguishment of debt in fiscal 2001 to interest expense and income tax expense.

(b)                                 These amounts include the operations of the nets and nonwovens business, which was divested at the end of fiscal 2001.

(c)                                  The amounts shown for both working capital and long-term debt reflect the reclassification of all debt to current as a result of the impending recapitalization of the Company’s senior notes and re-financing of the Company’s term debt.

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

•                                            An increase in the cost of polypropylene resin, the Company’s main raw material, and the inability of the Company to increase customer selling prices to sufficiently recover these higher costs;

•                                            The Company’s high level of debt and ability to make principal and interest payments on the Company’s debt;

•                                            The operating and financial restrictions and covenants in the Company’s debt agreements, which could adversely affect the Company’s ability to finance its operations and plan for or respond to changes in its business;

•                                          The Company’s filing of a bankruptcy petition and the publicity attendant thereto may adversely affect the business of the Company. The Company believes that any such adverse effects may worsen during the pendency of a protracted bankruptcy case if the Plan is not confirmed as expected. See further discussion of the risks associated with the Company’s bankruptcy filing set forth in the Company’s Solicitation and Disclosure Statement filed as an exhibit to the Company’s current report on Form 8-K dated November 1, 2004.

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

Results of Operations

	Fiscal 2004		Fiscal 2003
	($)	(percent of Sales)	($)	(percent of Sales)

Sales	$265,541	100.0	247,364	100.0
Cost of sales	233,147	87.8	203,154	82.1
Gross profit	32,394	12.2	44,210	17.9
Selling, general and administrative	22,192	8.4	22,989	9.3
Research and development	6,969	2.6	7,209	2.9
Restructuring and impairment charges	13,254	5.0	—	—
Other operating expenses	—	—	—	—
Operating profit (loss)	(10,021)	(3.8)	14,012	5.7
Interest expense, net	36,732	13.8	29,912	12.1
Income tax expense	—	—	1,053	0.4
Net loss	$(46,753)	(17.6)	(16,953)	(6.8)

Fiscal 2004 Compared with Fiscal 2003

Sales for fiscal 2004 of $265,541 were $18,177, or 7.3 percent, higher compared with fiscal 2003.  The 7.3 percent increase in sales was driven by a 9.3 percent increase in unit volume, which was offset by a 2 percent decrease in average selling price. The decline in average selling price reflects a significant increase in the volume of lower price films, which was in part caused by the Company’s inventory reduction initiatives.

Sales outside of the United States were $54,137, or 20.4 percent of sales, and $48,717, or 19.7 percent of sales, for fiscal 2004 and 2003, respectively, and generated $732 of operating profit in fiscal 2004 and $4,724 of operating profit in fiscal 2003.

Gross profit in fiscal 2004 of $32,394 decreased by $11,816 compared with fiscal 2003.  Gross margin of 12.2 percent in fiscal 2004 was 5.7 percentage points lower as compared to gross margin of 17.9 percent in fiscal 2003. The decline in gross margin resulted principally from the impact of lower average selling prices, as indicated above, and substantially higher raw material cost.

Selling, general and administrative expenses were $22,192, or 8.4 percent of sales, in fiscal 2004, compared with $22,989, or 9.3 percent of sales in fiscal 2003. The decrease of $797 reflects ongoing cost reduction efforts.

Research and development expense was $6,969, or 2.6 percent of sales, in fiscal 2004 compared with $7,209, or 2.9 percent of sales in fiscal 2003.

Restructuring and impairment charges of $13,254 were recognized in fiscal 2004.  A Goodwill impairment of $9,874 is included in this amount.  The Goodwill impairment was necessitated by the decline in the Company’s market value as a result of the impending Chapter 11 filing. The balance of the restructuring charge represents professionals fees paid in connection with the Chapter 11 filing.

Interest expense increased $6,820 to $36,732 in fiscal 2004 compared to fiscal 2003 due to a higher average outstanding debt balance on the revolving line of credit combined with interest due on the term loan with GE Commercial Finance.

Income tax expense of $1,053 in fiscal 2003 represents an adjustment to the valuation allowance against deferred taxes.  Aside from this item, the Company’s effective tax rate in fiscal 2004 and fiscal 2003 was zero.

Results of Operations

	Fiscal 2003		Fiscal 2002
	($)	(percent of Sales)	($)	(percent of Sales)

Sales	247,364	100.0	252,092	100.0
Cost of sales	203,154	82.1	208,099	82.5
Gross profit	44,210	17.9	43,993	17.5
Selling, general and administrative	22,989	9.3	32,085	12.7
Research and development	7,209	2.9	6,605	2.6
Restructuring charges	—	—	9,002	3.6
Other operating expenses	—	—	950	0.4
Operating profit (loss)	14,012	5.7	(4,649)	(1.8)
Interest expense, net	29,912	12.1	29,147	11.6
Income tax expense (benefit)	1,053	0.4	(2,045)	(0.8)
Net loss	$(16,953)	(6.8)	(31,751)	(12.6)

Fiscal 2003 Compared with Fiscal 2002

Sales for fiscal 2003 of $247,364 were $4,728, or 1.9 percent, lower compared with fiscal 2002.  The percent decline in volume was partially offset by a 6.0 percent increase in average selling price.  The higher average selling price was due to both price increases and an improved mix of products sold.

Sales outside of the United States were $48,717, or 19.7 percent of sales, and $41,473, or 16.5 percent of sales, for fiscal 2003 and 2002, respectively, and generated $4,724 of operating profit in fiscal 2003 and $3,449 of operating profit in fiscal 2002.  Operating profit margins on foreign sales increased in fiscal 2003 due to improved pricing and a favorable sales mix.

Gross profit in fiscal 2003 of $44,210 increased by $217 compared with fiscal 2002.  An increase in average selling prices of $13,839 as a result of price increases, in addition to an improved mix of products sold, offset the impact of lower sales volumes and a $14,700, or 17 percent, increase in raw material costs.  Gross margin was 17.9 percent in fiscal 2003 versus 17.5 percent in fiscal 2002.

Selling, general and administrative expenses were $22,989, or 9.3 percent of sales, in fiscal 2003, compared with $32,085, or 12.7 percent of sales, in fiscal 2002.  The decrease of $9,096 reflects the successful implementation of the September 2002 restructuring and ongoing cost reduction efforts.

Research and development expenses were $7,209, or 2.9 percent of sales, in fiscal 2003 compared with $6,605, or 2.6 percent of sales in fiscal 2002, reflecting the Company’s strategy to develop a number of new, highly differentiated products.  The Company expects to continue to invest in research and development in fiscal 2004 pursuant to its strategy to increase growth in gross margins primarily through the development of new high value firms.

Restructuring and impairment charges of $9,002 in fiscal 2002 reflect the costs associated with the closure of the corporate office in Peabody, Massachusetts, a realignment of the Company’s business units, and a reorganization of key roles and responsibilities.  This reorganization eliminating 50 full time positions, together with other cost reduction efforts, has successfully implemented and provided annual cost savings in excess of $9,000.

Other expenses in fiscal 2002 of $950 reflect costs to complete the Company’s transition of the assets acquired from QPF, L.L.C. (“QPF”).

Interest expense increased $765 to $29,912 in fiscal 2003 as compared to fiscal 2002 due to a higher average outstanding debt balance.

Income tax expense of $1,053 in fiscal 2003 represents an adjustment to the valuation allowance against deferred taxes.  The Company recorded an income tax benefit in fiscal 2002 of $2,045 as a result of a tax refund received due to the change in the tax law in fiscal 2002 increasing the loss carryback period.  Aside from these items, the Company’s effective tax rate in fiscal 2003 and fiscal 2002 was zero.

Liquidity and Capital Resources

The Company entered into a five-year $100,000 credit facility with GE Commercial Finance on October 3, 2003.  The credit facility originally consisted of a $50,000 term loan and a $50,000 revolving line of credit.  The Company amended this credit facility on March 23, 2004.  This amendment increased the Company’s revolving line of credit by $10 million to $60 million and reduced the EBITDA covenant through the third quarter of fiscal 2005.

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70 percent in aggregate outstanding principal amount of the Company’s 10¾ percent senior notes to recapitalize the senior notes. Pursuant to the agreement in principle, the Company did not pay the interest on the senior notes that became due on July 1, 2004.

On December 1, 2004, the Company filed its voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  In order to fund normal operations during the bankruptcy proceedings, the Company entered into an agreement with GE Commercial Finance, which provides $125 million of debtor-in-possession financing during the Chapter 11 period.  The plan and debtor-in-possession financing facility provides sufficient liquidity during the bankruptcy proceedings.

The recapitalization plan, as amended and confirmed on January 24, 2005, will involve an exchange of the Company’s 10¾ percent senior notes pursuant to which the noteholders will receive 100 percent of the common equity of the reorganized private Company and new senior notes to be issued by the reorganized private Company.  The amended plan provides  noteholders of less than $500,000 in principal amount (“small” beneficial holders) with the option of receiving either cash in an amount of $0.51 per $1.00 of their claims or new securities of the reorganized Company. For those “small” noteholders that receive cash, the Company has agreed to fund $0.02 of the $0.51 cash payment, with the balance to be provided by certain of the “large” noteholders, subject to the satisfaction of certain conditions. The Company’s $0.02 obligation will be funded by a portion of the $2.5 million contemplated to be distributed to the Company’s existing shareholders, who are not entitled to any distribution under the plan. The Company expects that its existing shareholders now will receive approximately 15% to 30% less than that amount, depending upon the number of “small” noteholders that elect to receive cash.  The new senior notes will have an aggregate principal amount of $50 million, a seven-year term and will be redeemable after the first year at declining premiums.  Interest will accrue at a rate of 12 percent per annum, and may be paid in cash or in kind, unless certain minimum financial requirements are achieved, in which case the interest must be paid in cash.  All of the Company’s existing stock will be canceled. Under the prepackaged Chapter 11 plan, the Company will pay its trade creditors in full on a current basis.

The Company expects to emerge from Chapter 11 before the end of  the first calendar quarter of 2005.   Subject to certain closing conditions, GE Commercial Finance has also committed to provide $125 million of exit financing, of which $55 million will be a revolving credit facility, upon consummation of the Chapter 11 cases.

The Company’s liquidity generally depends on cash provided by operating activities and our GE Commercial Finance credit facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

Operating Activities

Operating activities for fiscal 2004 used $16,924 of cash, which was the result of net loss before depreciation and other adjustments to reconcile net loss to net cash from operating activities of $7,705, combined with cash used from changes in working capital of $9,219 due to the following:

Increase in inventory	$(5,679)
Increase in accounts receivable	(13,044)
Decrease in prepaid expenses and other current assets	9,472
Increase in accounts payable and accrued expenses	14,062
Other	(14,030)

Cash used for working capital	$(9,219)

Inventory increased in fiscal 2004 due principally to the higher cost of raw materials.  A 12 percent reduction in the units of finished goods, or 6.3 million pounds, was more than offset by higher inventory cost per pound due primarily to increased polypropylene costs. Accounts Receivable increased by $13,044 due to the significant increase in revenues during the fiscal year, and in the fourth fiscal quarter.  Prepaid expenses and other current assets decreased by $9,472 due to the distribution of $12,925 held in the Supplemental Retirement Plans offset by increased vendor deposits. Accounts Payable and accrued expenses increased by $14,062 due primarily to an increase in accrued interest expense of $16,161.  This increase includes interest on the Company’s 10¾ percent senior notes of $14,781, due on July 1, 2004, which the Company did not pay pursuant to its proposed plan of recapitalization.  Other changes in working capital primarily reflect the change in other liabilities related to the Supplemental Retirement Plan distribution, reported previously.

Operating activities for fiscal 2003 used $19,540 of cash, which was the result of net profit before depreciation and other adjustments to reconcile net loss to net cash from operating activities of $3,880, and cash used from changes in working capital of $23,420 due to the following:

Increase in inventory	$(19,224)
Decrease in accounts receivable	6,332
Increase in prepaid expenses and other current assets	(506)
Decrease in accounts payable and accrued expenses	(16,553)
Other	6,531

Cash used for working capital	$(23,420)

Inventory increased in fiscal 2003 due to continued soft end use demand in addition to the Company’s volume loss of low margin business precipitated by its leadership in raising selling prices to cover escalating raw material prices.  End use demand for snacks and beverages was adversely impacted by the continued economic weakness and unseasonably cool and wet weather conditions during the spring and early summer, particularly on the East Coast of the United States.  The Company has implemented plans to reduce inventory by shutting down certain production assets.  Nevertheless, the Company continues to carry inventory above historical levels. Accounts receivable decreased as a result of the reduction in sales from the fourth quarter of fiscal 2002.  Prepaid expenses and other assets increased primarily due to contributions made to the Company’s retirement plans that are described in Note 13 to the consolidated financial statements.  Accounts payable and accrued expenses decreased primarily due to utilization of reserves for the 2002 restructuring and restatement related expenses.  Additionally, accruals for customer rebates were reduced by approximately $3,600 due to lower sales on these programs.  Approximately $5,000 relates to the reclassification of deferred gains, relating to sale-leaseback transactions, to other liabilities.

Operating activities for fiscal 2002 used $4,021 of cash, which was the result of net loss before depreciation and other adjustments to reconcile net loss to net cash from operating activities of $12,548, and cash generated from changes in working capital of $8,527 due to the following:

Decrease in inventory	$2,358
Increase in accounts receivable	(607)
Increase in prepaid expenses and other current assets	(856)
Increase in accounts payable and accrued expenses	5,503
Other	2,129

Cash generated from working capital	$8,527

Inventory decreased in fiscal 2002 due to temporary plant shutdowns taken in the fourth fiscal quarter specifically aimed at reducing inventory levels. Prepaid expenses and other assets increased primarily due to contributions made to the Company’s retirement plans that are described in Note 13 to the consolidated financial statements. Accounts payable and accrued expenses increased primarily due to the restructuring reserve recorded in September 2002 as described in Note 7 to the consolidated financial statements.

Investing Activities

In fiscal 2004, investing activities used $43,944 of cash as a result of the following:

Additions to property, plant and equipment, net	$(7,186)
Proceeds from sale of property, plant, and equipment	203
Repurchase of leased assets	(36,961)

$(43,944)

In fiscal 2004 and 2003, the Company expended $7,186 and $17,938 respectively primarily for additions to manufacturing facilities and related equipment.  The Company received $203 and $2,110 in fiscal 2004 and 2003 respectively from the sale of property, plant and equipment.

In fiscal 2002, investing activities used cash of $972. In March 2002, the Company purchased certain leased equipment for $17,156. The Company sold and leased back, under a 7 year operating lease, a portion of that equipment (aggregating $7,989) and realized proceeds of $18,225. In addition to that equipment, the Company expended $26,756, primarily for additions to its manufacturing facilities and related equipment and received proceeds of $1,503 from the sale of property, plant and equipment. The net proceeds from the sale of the specialty nets and nonwovens division in September 2001 of $23,212 were received in the first quarter of fiscal 2002.

Financing Activities

In fiscal 2004, financing activities generated $58,759 of cash due to the proceeds received under the $50,000 term loan and $17,637 net increase in borrowings under the revolving line of credit.  These amounts were partially offset by principal payments on the term loan of $6,250 and $2,628 of debt issuance costs paid on the refinancing of the Company’s credit facility with GE Commercial Finance.

In fiscal 2003, financing activities generated $20,483 of cash due primarily to borrowings under the revolving credit facility, of which $6,500 was used to redeem outstanding industrial revenue bonds. The Company incurred debt issuance costs of $1,687.

In fiscal 2002, financing activities generated $378 of cash. Proceeds of stock options during the year aggregated $993. The Company incurred debt issuance costs of $615.

Contractual Obligations

Below is a summarized list of the Company’s contractual obligations relating to long-term debt and non-cancelable operating leases, employment and severance agreements at September 30, 2004.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Contractual Obligations (payments due by period):
Term Loan	$43,750	$43,750	$—	$—	$—
Operating leases	2,182	1,123	889	170
Employment agreements	2,769	2,147	622	—	—
Severance agreements	20	20	—	—	—
Total Contractual Obligations	$48,721	$47,040	$1,511	$170	$—

No future contractual obligation amounts have been listed with respect to the Company’s senior notes due to the expected recapitalization of these notes in fiscal 2005.

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

In fiscal 2004 the Company has been unsuccessful in passing through prices increases to its customers sufficient to offset all of the increases in raw material costs.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”.  SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. “  FIN 46 addresses consolidation by business enterprises of variable interest entities.  The FASB then issued FIN 46R, “Consolidation of Variable Interest Entities,” which replaced FIN 46.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company has adopted both FIN 46 and FIN 46R, and their adoption has no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’”  The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

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

Asset Valuation.  Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, goodwill, and intangible assets. Asset valuation is governed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based primarily upon the age of inventory held and market conditions. Property, plant and equipment, intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized and forecasted cash flows. Changes in judgments on any of these factors could impact the value of the asset.  Due to the decline in the Company’s market value as a result of the prepackaged Chapter 11 filing, a full impairment of goodwill of $9,874 was recognized in fiscal 2004.

Concentrations of Credit Risk.  The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions. Over the past four years, annual bad debt expense has averaged approximately $900 and ranged from $400 in fiscal year 2001 to $1,713 in fiscal 2002. The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company. While the Company believes its allowance for bad debts at September 30, 2004 of $1,615 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

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

Excess of Cost Over Fair Value of Net Assets Acquired.  The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142. The Company has one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.  Due to the decline in the Company’s market value as a result of the prepackaged Chapter 11 filing, a full impairment of goodwill of $9,874 was recognized in fiscal 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term and Long-Term Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company’s policy has been to utilize United States dollar denominated borrowings to fund working capital and investment needs. Short-term debt, if required, is used to meet working capital requirements, while long-term debt is generally used to finance long-term investments. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. At September 30, 2004, the Company maintained a revolving credit facility, which bore interest at a variable rate. Average borrowings under this facility were approximately $23,153 for the year ended September 30, 2004. A 10 percent increase in market rates would not have had a material impact on fiscal 2004 results of operations. At September 30, 2004, the Company had revolving debt of $46,307, term debt of $43,750 and senior debt of $272,204 outstanding, all of which was classified as current. The short-term debt bears interest at the lender’s variable rate, LIBOR, plus 2.75 percent. The long-term debt bears interest at a fixed rate of 10.75 percent.

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

Disclosure Controls and Procedure

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company’s controls and procedures were effective.

Internal Control Over Finance Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is committed to ongoing periodic reviews and enhancements of its controls and their effectiveness and will report to the Company’s shareholders on these reviews and enhancements in the Company’s annual and quarterly reports filed under the Exchange Act.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item 10 with respect to Executive Officers of the Company is set forth in Item 4a on page 7 of this report.

The directors of AET are as follows:

Director Name	Age	Position	Since

Amin J. Khoury	65	Chairman of the Board	October 1986
Nader A. Golestaneh†	44	Director	October 1986
Richard G. Hamermesh*	56	Director	October 1986
Mark M. Harmeling†	52	Director	October 1986
Jim C. Cowart*	53	Director	December 2003
Joseph C. Day*	59	Director	May 2003

*              Member Audit Committee

†              Member Stock Option and Compensation Committee

All directors are elected to serve on a staggered term basis, and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.  All of the Directors expect to resign from office upon the Company’s emergence from bankruptcy.

AET has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as to its directors, other officers and employees. AET’s Code of Conduct and Ethics is available on its website at www.aetfilms.com.

Business Experience of Directors

Amin J. Khoury—Founder and Chairman of the Board of Directors of the Company since October 1986.  From October 1986 to August 1993, and since October 2002, Mr. Khoury has been the Chief Executive Officer of the Company.  He has been President of the Company from August 1988 through November 1992.  Mr. Khoury is also the Founder and Chairman of the Board of Directors of BE Aerospace, Inc., which is a manufacturer of aircraft cabin interior products.  He is aDirector of Brooks Automation, Inc., which is a leader in semiconductor tool and factory automation solutions for the global semiconductor industry.  Mr. Khoury is also a Director of Synthes-Stratec, Inc., one of the world’s leading orthopedic trauma products companies.

Nader A. Golestaneh—Director of the Company since 1986.  Since 1990, Mr. Golestaneh has been the President of Centremark Properties, Inc., which is a real estate management and development company.  In 1986, he was an attorney in a private practice in Boston, Massachusetts.

Richard G. Hamermesh—Director of the Company since 1986.  Since 2000, Mr. Hamermesh has served as professor of Management Practice at the Harvard Business School.  In 1987 he co-founded and served until 2000 as a Managing Partner for the Center for Executive Development, which is an independent executive education and training firm.  Mr. Hamermesh is also the Director of BE Aerospace, Inc., which is a manufacturer of aircraft cabin interior products.

Mark M. Harmeling—Director of the Company since 1986.  Since 2004, Mr. Harmeling is an independent real estate professional.  From 2001 to 2004, he was a partner of TA Realty Associates, a real estate advisory firm.  From 1991 to 2000 he was President of Bay State Realty Advisors, which is a real estate consulting firm.  From 1997 to 1999, Mr. Harmeling was an executive of the A. G. Spanos Corporation, which is a leading developer of multifamily residential complexes.  From 1985 to 1991, he was the President of Intercontinental Real Estate Corporation, which is a real estate holding and development corporation.  He is the Director of Universal Holding Corporation, which is an insurance holding company.

Joseph C. Day—Director of the Company since 2003.  From 1998 to 2002, Mr. Day was a member of the Executive Committee of the Original Equipment Suppliers Association.  Since 2002, he has served as a member of the Board of Trustees of Beaumont Hospital.  From 1988 to 2002, he was Chairman, Chief Executive Officer, and Director of Freudenberg-NOK General Partnership, which is a manufacturer of original equipment and after market automotive components.  From 1994 to 2002, Mr. Day was a member of the Board of Directors of ASC, Incorporated.  From 1984 to 2000, he was the Director or Chairman or Chair of Executive Committee of the Wiremold Company.  Since 2003, Mr. Day has served as a Director, Chair of Executive Committee, and Chair of Restructuring Committee of Venture Industries.

Jim C. Cowart — Director since December 2003.  Mr. Cowart is currently Chairman and CEO of Auriga Medical Products GmbH, a distributor of medical implants, and a Principal of Cowart & Co. LLC and Auriga Partners, Inc., private capital firms that provide strategic planning, competitive analysis, financial relations and other services.  From August 1999 to May 2001, he was Chairman of QualPro Corporation, an aerospace components manufacturing company, and from February 1998 to November 2000, Mr. Cowart was Chairman and CEO of E-Com Architects, Inc., a computer software company.  From January 1993 to November 1997, he was the Chairman and CEO of Aurora Electronics Inc. Previously; Mr. Cowart was a founding general partner of Capital Resource Partners, a private investment capital manager, and he held various positions in investment banking and venture capital with Lehman Brothers, Shearson Venture Capital and Kidder, Peabody & Co. Mr. Cowart is also a director of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products.

ITEM 10A. EXECUTIVE OFFICERS

The executive officers of AET are as follows:

Name	Age	Position	Since

Amin J. Khoury	65	Chairman of the Board and Chief Executive Officer(1)	October 1986

David N. Terhune	58	President and Chief Operating Officer(2)	February 1996

Brian P. Crescenzo	43	Vice President of Finance, Secretary, and Chief Financial Officer(3)	September 1997

Terry E. Smith	53	Vice President Operations	July 1998

(1)                                  Mr. Khoury has served as Chairman of the Board of Directors since October 1986 and served as Chief Executive Officer from October 1986 through August 1993 and since October 2002.

(2)                                  Mr. Terhune has served as Chief Operating Officer since February 1996 and has served as President since October 2002.

(3)                                  Mr. Crescenzo has served as Vice President of Finance since September 1997, has served as Secretary since September 2002 and has served as Chief Financial Officer since June 2004.

AET’s executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Business Experience of Executive Officers

Amin J. Khoury—Founder and Chairman of the Board of Directors of the Company since 1986; Chief Executive Officer of the Company since October 2002; Founder and Chairman of the Board of Directors of BE Aerospace, Inc., a manufacturer of aircraft cabin interior products; Director of Brooks Automation, Inc., a leader in semiconductor tool and factory automation solutions for the global semiconductor industry; and Director of Synthes-Stratec, one of the world’s leading orthopedic trauma companies.

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

Brian P. Crescenzo—Vice President of Finance of the Company since September 1997; Secretary of the Company since September 2002; Treasurer of the Company since January 2003; Chief Financial Officer of the Company since June 2004; from 1989 until 1997, held various controllership positions with Hercules, Inc., a specialty chemical company based in Wilmington, Delaware, including the controllership of the OPP Films Division.

Code of Ethics

AET has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as to its directors, other officers and employees. AET’s Code of Conduct and Ethics is available on its website at www.aetfilms.com.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and certain of its officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations, including written representations of its directors and officers that no other reports were required, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with by those parties.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Stock Option and Compensation Committee of the Board of Directors

The Stock Option and Compensation Committee (the “Compensation Committee”), which is responsible for review and approval of compensation matters relating to executive officers of the Company and administering the Company’s stock option plans, makes the following report on executive compensation for fiscal 2004.

The Company’s executive compensation program is designed to recruit, retain, reward and motivate talented executives who are capable of leading the Company in achieving its strategic and financial objectives in the competitive and rapidly changing oriented polypropylene industry.

The Company relies primarily on four compensation components to motivate executive performance: annual salary, incentive cash bonuses, retirement benefits, and stock-based incentive compensation.  Each of the executive officers of the Company has an employment agreement that establishes an annual base salary at a level the Company believes is at least comparable to companies in its industry and consistent with the range for comparable companies.  To determine salary ranges for its executives, the Company utilizes a variety of compensation surveys generated by one or more independent consulting firms with expertise in compensation matters, and examines the compensation levels of executives with similar responsibilities in comparable organizations.  Annual base salary of executives is targeted at levels which, together with incentive bonuses, would provide annual cash compensation to individual executives that is within the range of prevailing market compensation levels, with a significant portion of the executive’s total cash compensation tied to whether corporate and/or divisional performance for the year in question was above, below, or consistent with the Compensation Committee’s expectations.

In addition to base salary, each executive officer is eligible to receive an incentive cash bonus at the end of each fiscal year based upon corporate performance, that officer’s individual performance, and in certain cases group performance.  Corporate performance is measured by the Company’s strategic and financial performance in that fiscal year, with particular reference to operating earnings and net income for the year compared with targets set forth in the Company’s annual Business Plan approved by the Board of Directors at the beginning of each fiscal year. Because the Compensation Committee believes that short-term fluctuations in stock price do not necessarily reflect the underlying strength or future prospects of the Company, the Compensation Committee does not emphasize year-to-year changes in stock price in its evaluation of corporate performance for the purpose of determining executive compensation.  Individual performance is measured by the strategic and financial performance of the particular officer’s operational responsibility in comparison to targeted performance criteria.

The compensation of Amin J. Khoury, the Company’s Chief Executive Officer, was determined using the methods described above.  Pursuant to his amended and restated employment agreement. Mr. Khoury’s salary for fiscal year 2004 was $553,000 and he did not receive a bonus.  Mr. Khoury received options to purchase 175,000 shares of Common Stock.

With respect to the above matters, the Compensation Committee submits this report.

STOCK OPTION AND COMPENSATION COMMITTEE

Mark M. Harmeling

Nader A. Golestaneh

The following tables set forth information with respect to the compensation of the Named Executive Officers earned during fiscal 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal				Other Annual	Stock	Restricted	All Other
Position	Year	Salary($)(1)	Bonus($)(1)	Compensation($)	Options (#)	Stock Awards	Compensation ($)

Amin J. Khoury	2004	553,500	—	—	175,000	—	3,585,192	(2)
Chairman of the	2003	543,000	—	—	100,000	—	15,484	(2)
Board and Chief	2002	538,500	—	—	—	—	15,484	(2)
Executive Officer

David N. Terhune	2004	415,000	—	—	175,000	—	2,256,114	(3)
President and Chief	2003	407,000	—	—	75,000	—	25,952	(3)
Operating Officer	2002	403,750	—	—	—	—	34, 457	(3)

Brian P. Crescenzo	2004	192,503	—	—	30,000	—	6,574	(4)
Vice President,	2003	172,500	32,000	—	25,000	—	35,654	(4)
Secretary and Chief	2002	158,333	—	—	—	—	30,113	(4)
Financial Officer

Terry E. Smith	2004	232,500	—	—	30,000	—	7,000	(4)
Vice President of	2003	222,000	41,400	—	35,000	—	44,785	(4)
Operations	2002	205,833	—	—	—	—	38,263	(4)

(1)           Includes amounts earned but deferred by the Executive officer at the election of those officers pursuant to the Company’s 401(K) Savings and Profit Sharing Plan or Executive Deferred Compensation Plan.

(2)           Includes a distribution of $3,583,136 in fiscal 2004 which relates to the Supplemental Executive Retirement Plan and the balance of which is from the life insurance premiums paid by the Company pursuant to the terms of the employment agreement between the Company and Mr. Khoury.  The distribution of the proceeds from the Supplemental Executive Retirement Plan, which vested over a ten-year period, was made pursuant to the terms of the Plan.

(3)           Includes a distribution of $2,229,114 in fiscal 2004 which relates to the Supplemental Executive Retirement Plan and the balance of which is from the employer contributions under the Company’s 401(k) Savings and Profit Sharing Plan, and life insurance premiums paid by the Company pursuant to the terms of the employment agreement between the Company and Mr. Terhune.  The distribution of the proceeds from the Supplemental Executive Retirement Plan, which vested over a ten-year period, was made pursuant to the terms of the Plan.

(4)           Includes employer contributions under the Company’s 401(k) Savings and Profit Sharing Plan and Executive Deferred Compensation Plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the individual grants of stock options to each of the named executive officers during the 2004 fiscal year.  All outstanding stock options shall be canceled and deemed terminated upon the effective date of the Recapitalization Plan.

Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
		Percent of
		Total Options
	Options	Granted to				10
	Granted	Employees in	Exercise	Expiration	5 percent	percent
Name	(#)	Fiscal Year (1)	Price	Date	($)	($)

Amin J. Khoury	175,000	20 percent	$2.33	12/18/13	256,432	649,848

David N. Terhune	175,000	20 percent	$2.33	12/18/13	256,432	649,848

Brian P. Crescenzo	30,000	3 percent	$2.33	12/18/13	43,960	111,403

Terry E. Smith	30,000	3 percent	$2.33	12/18/13	43,960	111,403

(1)        Options were granted to a total of 56 employees and directors of the company on four different dates in fiscal 2004.

(2)        These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the U.S. Securities and Exchange Commission. The potential realizable values stated are not discounted to their net present value.

The following table sets forth the exercise of stock options by each of the named executive officers during the 2004 fiscal year and the year-end value of unexercised options.  All outstanding stock options shall be canceled and deemed terminated upon the effective date of the Recapitalization Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Realized ($)	Number of Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised Options In-the-Money at FY-End ($ ) Exercisable/ Unexercisable (1)

Amin J. Khoury	—	—	512,500 / 287,500	— / —

David N. Terhune	—	—	441,250 / 268,750	— / —

Brian P. Crescenzo	—	—	25,000 / 55,000	— / —

Terry E. Smith	—	—	27,500 / 62,500	— / —

(1)                                  The closing price for the Company’s Common Stock on the NASDAQ National Market System on September 30, 2004, the last trading day of the fiscal year, was $0.15 per share.

Compensation of Directors

Directors of the Company who are not employees of the Company (the “Eligible Directors”) receive compensation of $12,500 per quarter, and Eligible Directors who are also committee members receive an additional $2,500 per quarter for each committee on which they serve. In addition, Eligible Directors are entitled to participate in the Company’s 2001 Stock Option Plan for Directors (the “2001 Directors’ Plan”).  Under the 2001 Directors’ Plan, each Eligible Director is awarded an option covering 10,000 shares of Common Stock on June 30 of each year the plan is in effect, provided he or she is an Eligible Director on that date.    In addition, each Eligible Director, excluding those individuals who are currently directors of the Company, is awarded an initial grant covering 25,000 shares of Common Stock as of the date of his or her first election as a director.

As a result of the impending recapitalization of the Company no options were granted to the directors in June 2004.

The exercise price of all options granted under the 2001 Directors’ Plan may not be less than 100 percent of the fair market value of the Common Stock on the date of the grant.  Options expire 10 years after the date of grant and become exercisable, subject to certain conditions which accelerate vesting, as follows: 25 percent on the first anniversary of the date of grant and an additional 25 percent each anniversary thereafter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of December 15, 2004 by (i) each person who is known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock of the Company, (ii) each of the chief executive officers, and the Company’s three other most highly compensated executive officers at the end of fiscal year 2004, who earned more than $100,000 (collectively, the “Named Executive Officers”); (iii) each director of the Company, and (iv) all Named Executive Officers and directors of the Company as a group.  Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:

	Common Stock Beneficially Owned
Names	Number of Shares		Percent of Outstanding Shares (1)
Royce & Assoc. Inc 1414 Avenue of the Americas New York, NY 10019	1,135,700		8.85%
Goldsmith & Harris, Inc. 80 Pine Street New York, NY 10005	1,013,000		7.89%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	933,300	(2)	7.27%
Ingalls & Snyder 61 Broadway New York, NY 10006	861,412		6.71%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	842,051		6.56%
Amin J. Khoury*†	697,500	(3)	5.43%
David Terhune*	598,579	(4)	4.67%
Brian Crescenzo*	63,668	(5)	**

Terry E. Smith*	67,136	(6)	**
Mark M. Harmeling†	68,750	(7)	**
Richard G. Hamermesh†	89,625	(8)	**
Joseph C. Day†	6,250	(9)	**
Nader A. Golestaneh†	68,750	(10)	**
Jim C. Cowart†	0		**
All directors and executive officers as a group (9 persons)	1,660,258	(11)	12.94%

*                                         Named Executive Officer

†                                          Director of the Company

**                                  Less than 1 percent

(1)                                  For purposes of determining beneficial ownership, owners of options exercisable within sixty days of December 15, 2004 are considered the beneficial owners of the shares of Common Stock for which such options are exercisable, and the reporting herein is based on the assumption (as provided in the applicable rules of the Securities and Exchange Commission) that only the person or persons whose ownership is being reported will exercise such options for Common Stock.  As of December 15, 2004, there were 12,833,532 shares of Common Stock issued and outstanding.

(2)                                  Includes holdings attributable to T. Rowe Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc.

(3)                                  Includes 600,000 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days.

(4)                                  Includes (i) 503,750 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days, (ii) 11,842 shares held by the 1996 AET Employee Stock Purchase Plan, and (iii) 5,093 shares held by the AET Savings and Profit Sharing Plan, in each case for the benefit of Mr. Terhune.

(5)                                  Includes (i) 41,250 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days and (ii) 1,562 shares held by the AET Savings and Profit Sharing Plan, in each case for the benefit of Mr. Crescenzo.

(6)                                  Includes (i) 46,250 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days, and (ii) 3,724 shares held by the AET Savings and Profit Sharing Plan, in each case for the benefit of Mr. Smith.

(7)                                  Includes 68,750 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days.  Excludes 87,057 shares held in trusts for the benefit of Mr. Harmeling’s children, of which Mr. Harmeling disclaims all beneficial interest.

(8)                                  Includes 68,750 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days.

(9)                                  Includes 6,250 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days.

(10)                            Includes 68,750 shares of Common Stock issuable in connection with outstanding stock options exercisable within the next sixty days.

(11)                            Includes and excludes the shares described in notes (3) through (10).

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,277,000	$4.72	750,000

Equity compensation plans not approved by security holders (2)	0	0	0	(2)

Total	3,277,000	$4.72	750,000

(1)                                  Includes the 1991 Stock Option Plan, the 1991 Stock Option Plan for Directors, the 1994 Stock Option Plan, the 2001 Stock Option Plan for Directors, and the 2004 Stock Option and Incentive Plan.

(2)                                  The 2002 Share Incentive Plan is the only equity compensation plan not approved by security holders.  Under this plan, the Company issued 594,333 shares of restricted stock in December 1999 to its top 130 non-executive managers in exchange for approximately 1,200,000 of their vested and unvested stock options.  The restricted stock vested in two equal installments of 282,733 shares in January 2002 and 279,725 shares in January 2003 and was granted in lieu of annual incentive bonuses for these managers in fiscal years 2000 and 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Contracts and Termination of Employment Arrangements

Amin J. Khoury.  On August 1, 2002, Mr. Khoury and the Company entered into an amended and restated employment agreement pursuant to which he currently serves as Chairman of the Board of Directors of the Company.  Effective as of September 30, 2002, Mr. Khoury was also elected as the Chief Executive Officer of the Company.  The employment agreement became effective as of April 1, 2002 and extends through March 31, 2005, subject to automatic renewals for consecutive one-year periods until either party gives the other 90 days’ written notice of its intent not to renew.  Under the agreement, Mr. Khoury currently receives an annual base salary of $564,000, and any annual incentive bonus payable to Mr. Khoury is based on criteria established annually by the Company, with the maximum not to exceed 100 percent of his then current salary. If the Company terminates Mr. Khoury’s employment other than for death, disability or cause (as defined in the agreement), or if Mr. Khoury terminates his employment for good reason (as defined in the agreement), the Company will make a lump sum payment to Mr. Khoury in an amount equal to the aggregate amount of salary and average bonus (as defined in the agreement) that would have been payable to Mr. Khoury through the later of (i) the date that is three years from the date of termination or (ii) the expiration date of the agreement (the “Benefits Termination Date”), and provide certain other benefits to Mr. Khoury until such Benefits Termination Date. If Mr. Khoury is terminated as a result of his incapacity, he will be entitled to receive health, pension, retirement and certain other benefits until the Benefits Termination Date. If Mr. Khoury’s employment is terminated by Mr. Khoury for good reason or by the Company for any reason other than for cause, Mr. Khoury will be deemed to have been employed through the expiration date of the agreement for purposes of all benefit and stock option vesting. Upon a change of control (as defined in the agreement) of the Company, all outstanding and unvested options held by Mr. Khoury would immediately vest, and the Company would not be permitted to relocate Mr. Khoury without his consent. Mr. Khoury is prohibited from engaging in any activity that is competitive with the Company without the Company’s written consent for a period of two years following the Benefits Termination Date or the date of the termination of his employment if he is terminated by the Company for cause or if he terminates his employment for any reason other than good reason. If any benefits are subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company will make a lump sum payment to Mr. Khoury in amount to pay such tax on an after-tax basis.

On October 4, 2004 the Company announced that Mr. Khoury would retire as the Company’s Chairman of the Board of Directors and CEO effective upon the consummation of the Company’s prepackaged Chapter 11 plan of reorganization. Pursuant to a Retirement and Release Agreement, Mr. Khoury agreed to provide consulting and advisory services to the board of directors of the reorganized company on terms and conditions to be agreed, and released the Company and certain others from claims for severance and benefits under his employment agreement, as well as certain other matters. The Company and certain others released Mr. Khoury, in turn, from claims related to the payment to him under the Company’s 1999 Supplemental Executive Retirement Plan (discussed below), as well as certain other matters. The restrictions on Mr. Khoury’s engaging in any activity competitive with the Company continue for two years following his retirement.

David N. Terhune. On August 1, 2002, Mr. Terhune and the Company entered into an amended and restated employment agreement that was effective as of April 1, 2002 and extends through March 31, 2005, subject to automatic renewals for consecutive one-year periods until either party gives the other 90 days’ written notice of its intent not to renew. Effective as of September 30, 2002, Mr. Terhune was promoted to President of the Company. Under the agreement, Mr. Terhune currently receives an annual base salary of $423,000, and any annual incentive bonus payable to Mr. Terhune is based on criteria established annually by the Company, with the maximum not to exceed 100 percent of his then current salary. If the Company terminates Mr. Terhune’s employment other than for death, disability or cause (as defined in the agreement), or if Mr. Terhune terminates his employment for good reason (as defined in the agreement), the Company will make a lump sum payment to Mr. Terhune in an amount equal to the aggregate amount of salary and average bonus (as defined in the agreement) that would have been payable to Mr. Terhune through the later of (i) the date that is three years from the date of termination or (ii) the expiration date of the agreement (the “Benefits Termination Date”), and provide certain other benefits to Mr. Terhune until such Benefits Termination Date. If Mr. Terhune is terminated as a result of his incapacity, he will be entitled to receive health, pension, retirement and certain other benefits until the Benefits Termination Date. If Mr. Terhune’s employment is terminated by Mr. Terhune for good reason or by the Company for any reason other than for cause, Mr. Terhune will be deemed to have been employed through the expiration date of the agreement for purposes of all benefit and stock option vesting. Upon a change of control (as defined in the agreement) of the Company, all outstanding and unvested options held by Mr. Terhune will immediately vest, and the Company would not be permitted to relocate Mr. Terhune without his consent. Mr. Terhune is prohibited from engaging in any activity that is competitive with the Company without the Company’s written consent for a period of two years following the Benefits Termination Date or the date of the termination of his employment if he is terminated by the Company for cause or if he terminates his employment for any reason other than good reason. If any benefits are subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company will make a lump sum payment to Mr. Terhune in amount to pay such tax on an after-tax basis.

Brian P. Crescenzo. On April 1, 2003, Mr. Crescenzo and the Company entered into an amended and restated employment agreement that was effective as of April 1, 2003 and extends through March 31, 2006, subject to automatic renewals for consecutive one-year periods until either party gives the other 90 days’ written notice of its intent not to renew. Mr. Crescenzo currently holds the position of Vice President, Secretary and Chief Financial Officer. Under the agreement, Mr. Crescenzo currently receives an annual base salary of $205,000, and any annual incentive bonus payable to Mr. Crescenzo is based on criteria established annually by the Company. If the Company terminates Mr. Crescenzo’s employment other than for death, disability or cause (as defined in the agreement), or if Mr. Crescenzo terminates his employment for good reason (as defined in the agreement), the Company will make a lump sum payment to Mr. Crescenzo in an amount equal to the aggregate amount of salary that would have been payable to Mr. Crescenzo through the expiration date of the agreement (the “Benefits Termination Date”), and provide certain other benefits to Mr. Crescenzo until such Benefits Termination Date. If Mr. Crescenzo is terminated as a result of his incapacity, he will be entitled to receive health, pension, retirement and certain other benefits until the Benefits Termination Date. If Mr. Crescenzo’s employment is terminated by Mr. Crescenzo for good reason or by the Company for any reason other than for cause, Mr. Crescenzo will be deemed to have been employed through the expiration date of the agreement for purposes of all benefit and stock option vesting. Upon a change of control (as defined in the agreement) of the Company, all outstanding and unvested options held by Mr. Crescenzo will immediately vest. Mr. Crescenzo is prohibited from engaging in any activity that is competitive with the Company without the Company’s written consent for a period of two years following the Benefits Termination Date or the date of the termination of his employment if he is terminated by the Company for cause or if he terminates his employment for any reason other than good reason.

Terry E. Smith. On April 1, 2003, Mr. Smith and the Company entered into an amended and restated employment agreement that was effective as of April 1, 2003 and extends through March 31, 2006, subject to automatic renewals for consecutive one-year periods until either party gives the other 90 days’ written notice of its intent not to renew. Mr. Smith currently holds the position of Vice President Operations. Under the agreement, Mr. Smith currently receives an annual base salary of $234,000, and any annual incentive bonus payable to Mr. Smith is based on criteria established annually by the Company. If the Company terminates Mr. Smith’s employment other than for death, disability or cause (as defined in the agreement), or if Mr. Smith terminates his employment for good reason (as defined in the agreement), the Company will make a lump sum payment to Mr. Smith in an amount equal to the aggregate amount of salary that would have been payable to Mr. Smith through the expiration date of the agreement (the “Benefits Termination Date”), and provide certain other benefits to Mr. Smith until such Benefits Termination Date. If Mr. Smith is terminated as a result of his incapacity, he will be entitled to receive health, pension, retirement and certain other benefits until the Benefits Termination Date. If Mr. Smith’s employment is terminated by Mr. Smith for good reason or by the Company for any reason other than for cause, Mr. Smith will be deemed to have been employed through the expiration date of the agreement for purposes of all benefit and stock option vesting. Upon a change of control (as defined in the agreement) of the Company, all outstanding and unvested options held by Mr. Smith will immediately vest. Mr. Smith is prohibited from engaging in any activity that is competitive with the Company without the Company’s written consent for a period of two years following the Benefits Termination Date or the date of the termination of his employment if he is terminated by the Company for cause or if he terminates his employment for any reason other than good reason.

The employment agreements between the Company and each of Messrs. Khoury and Terhune entitle these executives to benefits provided pursuant to the Company’s 1999 Supplemental Executive Retirement Plan, a nonqualified deferred compensation plan adopted by the Company’s Board of Directors in 1999. A participant qualified for benefits under this plan after having been employed by the Company for at least ten years, not less than four of which must have occurred after adoption of the plan, or upon termination of employment as a result of death or incapacity. The aggregate amount of these payments was based on a percentage of the greater of the participant’s base salary at the time of termination or average compensation over a specified time period (as defined by the plan). This percentage, which could not exceed 75%, was based on the performance of the Company’s Common Stock during the participant’s employment and was equal to 53.6% on December 31, 2003. The Company made payments into a trust sufficient to fund accrued and vested benefits under the plan. In addition, under the terms of the plan, the undiscounted aggregate amount of all accrued and vested benefits was required to be paid to participants under certain objective circumstances, based on the financial condition of the Company. As of December 31, 2003, the Company was so required to make such payments, and Messrs. Khoury and Terhune received payments from the trust’s assets in the amounts of $3,583,136 and $2,229,114, respectively, during 2004.

Messrs. Crescenzo and Smith participated in the Company’s Executive Deferred Compensation Retirement Plan, a non-qualified deferred compensation plan that was amended and restated and adopted by the Board of Directors in 2001. The participants in this plan were selected from among the group of highly compensated or managerial employees of the Company by a committee appointed by the Chief Executive Officer. Each participant could elect to defer a designated portion of his regular salary and any bonus each year. On June 30 of each year, the Company would credit to such participant’s account an amount equal to 15% for each participant who was a Senior Vice President or Vice President, and 7.5% for each participant who was not a Senior Vice President or Vice President, of such participant’s salary plus bonus received in the twelve-month period ending on the applicable June 30. Each participant was fully vested in any amount deferred by such participant and became fully vested in the amounts credited by the Company after being employed by the Company for five years. The Company made payments into a trust sufficient to fund accrued and vested benefits under the plan. In addition, under the terms of the plan, the undiscounted aggregate amount of all accrued and vested benefits was required to be paid to participants under certain objective circumstances, based on the financial condition of the Company. As of December 31, 2003, the Company was so required to make such payments, and Messrs. Crescenzo and Smith received payments from the trust’s assets in the amounts of $81,212 and $97,135, respectively, during 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT MATTERS

Deloitte & Touche LLP (“D&T”) has been selected to audit the financial statements of the Company for the fiscal year ending September 30, 2005, and to report the results of their examination.

The Audit Committee received the following information regarding the fees of D&T for the fiscal year ended September 30, 2004, and have determined that the provision of these services is compatible with maintaining the independence of the independent auditors.

Audit Fees

The aggregate fees billed by D&T for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2004 and for the review of financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal year 2004 were $292,790.

Audit Related Fees

During fiscal year 2004 the aggregate fees billed by D&T for audit related services totaled $14,190, which consisted primarily of auditing the Company’s 401(k) Plan.

Tax Fees

The aggregate fees billed by D&T during fiscal year 2004 for tax related services totaled $22,452.

All Other Fees

During fiscal 2004, all other fees paid to D&T totaled $18,087 the majority of which was for services provided in conjunction with the Company’s Chapter 11 filing.

Policy on Pre-Approved Audit Services

Our audit committee requires pre-approval by the committee of all audit and permissible non-audit services to be provided by the independent auditor. Our audit committee charter authorizes the committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the committee. Any decision of a committee member under delegated authority must be presented to the full committee at its next scheduled meeting.

AUDIT COMMITTEE

Report of the Audit Committee of the Board of Directors

During fiscal year ended September 30, 2004, the Audit Committee was composed of Messrs. Hammermesh, Day, and Cowart. Each of the members of the Audit Committee is independent (as defined in the listing standards of The NASDAQ Stock Market, Inc.).

The Audit Committee has reviewed and discussed with management the financial statements for fiscal year 2004 audited by Deloitte & Touche LLP various matters related to the financial statements, including those matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 380). The Audit Committee has also received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) and has discussed with Deloitte & Touche LLP its independence.

Based upon such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2004 for filing with the Securities and Exchange Commission.

With respect to the above matters, the Audit Committee submits this report.

AUDIT COMMITTEE
Richard G. Hamermesh
Joseph C. Day
Jim C. Cowart

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

A.     Financial Statements

Consolidated Balance Sheets, September 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003, and 2002

Notes to Consolidated Financial Statements Financial Statement Schedules Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2004, 2003, and 2002.

B.    Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation.
3.1.1(s)	Amendment dated February 26, 1992 to Amended and Restated Certificate of Incorporation.
3.1.2(j)	Amendment dated March 17, 1999 to Amended and Restated Certificate of Incorporation.
3.2(s)	Amended and Restated By-Laws.
4.3(a)	Specimen Common Stock Certificate.
4.4(s)	Rights Agreement dated as of March 2, 1998 between the Company and BankBoston, N.A., as Rights Agent.
10.1.1(e)	Amendment No. 4 to the Credit Agreement dated as of March 30, 2002.
10.1.2(d)	Amendment No. 5 to the Credit Agreement dated as of June 30, 2002.
10.2(q)	Amended and Restated Credit Agreement dated as of September 20, 2002 between the Registrant and JPMorgan Chase Bank as Administrative Agent.
10.2.1(n)	Amended and Restated Credit Agreement dated as of January 1, 2003 between the Registrant and JPMorgan Chase Bank as Administrative Agent.
10.3(o)	Credit Agreement dated as of October 3, 2003 between the Registrant and General Electric Capital Corporation as Arranger and Lender.
10.3.1(t)	First Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated November 7, 2003.
10.3.2(t)	Second Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated March 23, 2004.
10.3.3(u)	Third Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated June 30, 2004
10.3.4(v)	Fourth Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated July 30, 2004.
10.3.5(x)	Fifth Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated August 30, 2004.
10.3.6(y)	Sixth Amendment to Credit Agreement between the Registrant and General Electric Capital Corporation dated October 1, 2004.
10.3.7(bb)	Seventh Amendment to Credit Agreement between the Registrant and GE Commercial Finance dated October 29, 2004.
10.4(b)	1986 Stock Option Plan.

10.4.1(i)	Amendment dated December 7, 1999 to the 1986 Stock Option Plan.
10.5(c)	1991 Stock Option Plan.
10.5.1(i)	Amendment dated December 7, 1999 to the 1991 Stock Option Plan, as amended.
10.6(b)	1991 Stock Option Plan for Directors.
10.6.1(i)	Amendment dated August 4, 1999 to the 1991 Stock Option Plan for Directors.
10.7(r)	1994 Stock Option Plan.
10.7.1(i)	Amendment dated December 7, 1999 to the 1994 Stock Option Plan.
10.8(g)	2001 Stock Option Plan for Directors.
10.9(l)	2001 Share Incentive Plan.
10.10(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and David N. Terhune.
10.11(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Amin J. Khoury.
10.12(d)	Amended and Restated Employment Agreement dated as of August 1, 2002 between the Registrant and Thomas E. Williams.
10.13(q)	Agreement between Registrant and Thomas E. Williams dated September 30, 2002.
10.13.1(s)	Agreement between Registrant and Thomas E. Williams dated December 11, 2003.
10.14(f)	Amended and Restated Executive Deferred Compensation Retirement Plan dated August 10, 2001.
10.14.1(q)	Amendment to Executive Deferred Compensation Retirement Plan dated December 9, 2002.
10.14.2(s)	Rabbi Trust dated December 13, 1996 with respect to the Executive Deferred Compensation Retirement Plan.
10.15(e)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002.
10.15.1(d)	Amended and Restated 1999 Supplemental Executive Retirement Plan dated March 29, 2002, as amended as of August 1, 2002.
10.15.2(q)	Amendment to 1999 Supplemental Executive Retirement Plan dated December 9, 2002.
10.15.3(i)	1999 Deferred Compensation Plan Trust dated November 30, 1999.
10.16(s)	Equipment Lease Agreement dated as of December 29, 1997 between Registrant and LaSalle National Leasing Corporation.
10.16.1(h)	Letter Agreement dated April 28, 1999 amending Equipment Lease Agreement dated as of December 29, 1997.
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

10.19(m)	Indenture dated as of June 19, 2001 by and among the Registrant, Applied Extrusion Technologies (Canada), Inc. and the Wells Fargo Bank Minnesota, National Association, as Trustee.
10.20.1(q)	Employment Modification Agreement dated as of June 24, 2002 between the Registrant and Terry E. Smith
10.20.2(p)	Employment Agreement dated as of April 1, 2003 between the Registrant and Terry E. Smith.
10.21(p)	Employment Agreement dated as of April 1, 2003 between the Registrant and Brian P. Crescenzo.
10.22(k)	1996 Employee Stock Purchase Plan.

10.23(w)	Restructuring Agreement dated August 24, 2004.
10.23.1(y)	First Amendment to the Restructuring Agreement dated September 10, 2004.
10.23.2(y)	Second Amendment to the Restructuring Agreement dated October 1, 2004.
10.23.3(z)	Third Amendment to the Restructuring Agreement dated October 18, 2004.
10.23.4(aa)	Fourth Amendment to the Restructuring Agreement dated October 25, 2004.
10.23.5(cc)	Fifth Amendment to the Restructuring Agreement dated November 4, 2004.
10.24(y)	Retirement and Release Agreement between the Registrant and Amin J. Khoury dated September 17, 2004.
10.25(dd)	DIP Credit Agreement between the Registrant and GE Commercial Finance, as agent, dated as of December 2, 2004.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

99.1*	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

*              Filed herewith

(a)	Contained in Exhibits to Registrant’s Registration Statement on Form S-1, as amended (No. 33-40145), filed with the Commission on April 24, 1991.
(b)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 33-44449), filed with the Commission on December 18, 1991.
(c)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 33-64656), filed with the Commission on June 18, 1993.
(d)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2002.
(e)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2002.
(f)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2001.
(g)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-61976), filed with the Commission on May 31, 2001.
(h)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 1999.
(i)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999.
(j)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 1999.
(k)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-01464), filed with the Commission on February 16, 1996.
(l)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-51354), filed with the Commission on December 6, 2000.
(m)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-4 (No. 333-65294), filed with the Commission on July 18, 2001.
(n)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2003.
(o)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 7, 2003.
(p)	Contained in Exhibits to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003.
(q)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal quarter ended September 30, 2002.
(r)	Contained in Exhibits to the Registrant’s Registration Statement on Form S-8 (No. 333-80804), filed with the Commission on June 29, 1994.
(s)	Contained in Exhibits to the Registrant’s Form 10-K for fiscal year ended September 30, 2003.
(t)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2004.
(u)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2004.
(v)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004.
(w)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on August 24, 2004.
(x)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on September 3, 2004.
(y)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2004.
(z)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2004.
(aa)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on October 25, 2004.

(bb)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on November 1, 2004.
(cc)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2004.
(dd)	Contained in Exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2004.

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
Vice President Finance, Secretary and Chief Financial Officer
January 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AMIN J. KHOURY	/s/ JIM C. COWART
Amin J. Khoury	Jim C. Cowart
Chairman of the Board and Chief Executive Officer	Director
January 31, 2005	January 31, 2005

/s/ MARK M. HARMELING	/s/ RICHARD G. HAMERMESH
Mark M. Harmeling	Richard G. Hamermesh
Director	Director
January 31, 2005	January 31, 2005

/s/ NADER A. GOLESTANEH	/s/ JOSEPH C. DAY
Nader A. Golestaneh	Joseph C. Day
Director	Director
January 31, 2005	January 31, 2005

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003 (In thousands, except per share amount)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$784	$2,835
Accounts receivable, net of allowance for doubtful accounts of $1,615 and $1,864 at September 30, 2004 and 2003, respectively	46,163	33,407
Inventory	58,724	52,517
Prepaid expenses and other assets	14,315	2,995
Total current assets	114,986	91,754
Property, plant and equipment, net	284,274	281,384
Goodwill, net	—-	9,874
Other intangibles, net	840	10,505
Other assets	2,396	14,178
Total assets	407,496	$407,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,294	$9,485
Accrued expenses and other current liabilities	16,529	18,008
Accrued interest	23,705	7,544
Current portion of long-term debt	362,261	28,670
Total current liabilities	411,789	63,707
Long-term debt	—	271,790
Long-term liabilities	1,499	18,339
Deferred gain on sale leaseback transactions	—	19,502
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no shares issued
Common stock, $.01 par value; authorized, 30,000 shares, 13,016 shares issued at September 30, 2004 and 2003	130	130
Additional paid-in capital	103,317	103,204
Accumulated deficit	(120,495)	(73,742)
Accumulated other comprehensive income	13,303	7,018
	(3,745)	36,610
Treasury stock, at cost, 183 shares at September 30, 2004 and 2003	(2,047)	(2,253)
Total stockholders’ equity	(5,792)	34,357
Total liabilities and stockholders’ equity	$407,496	$407,695

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2004, 2003 and 2002

(In thousands, except per share amounts)

	2004	2003	2002

Sales	$265,541	$247,364	$252,092
Cost of sales	233,147	203,154	208,099
Gross profit	32,394	44,210	43,993
Operating expenses:
Selling, general and administrative	22,192	22,989	32,085
Research and development	6,969	7,209	6,605
Restructuring charges	3,380	—	9,002
Goodwill impairment	9,874	—	—
QPF acquisition and integration costs	—-	—	950
Total operating expenses	42,415	30,198	48,642
Operating profit (loss)	(10,021)	14,012	(4,649)
Interest expense, net:
Interest expense	36,732	29,997	29,820
Interest income	—	85	673
Interest expense, net	36,732	29,912	29,147
Loss before income taxes	(46,753)	(15,900)	(33,796)
Income tax expense (benefit)	—	1,053	(2,045)
Net loss	$(46,753)	$(16,953)	$(31,751)

Loss per common share
Basic and diluted	$(3.64)	$(1.33)	$(2.55)
Average common shares outstanding
Basic and diluted	12,833	12,741	12,465

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	Voting Common Stock		Additional	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2001	12,796	$128	$101,580	$(25,038)	$(5,271)	$(2,577)	$68,822
Comprehensive loss:
Net loss				(31,751)			(31,751)
Other Comprehensive loss:
Foreign currency translation adjustment					(306)		(306)
Total comprehensive loss	—	—	—	(31,751)	(306)	—	(32,057)
Profit sharing contribution	57		427				427
Treasury shares and other						324	324
Exercise of stock options	195	2	991				993
Stock compensation			252				252
Balance, September 30, 2002	13,048	$130	$103,250	$(56,789)	$(5,577)	$(2,253)	38,761
Comprehensive loss:
Net loss				(16,953)			(16,953)
Other comprehensive loss:
Foreign currency translation adjustment					12,595		12,595
Total comprehensive loss	—	—	—	(16,953)	12,595	—	(4,358)
Share incentive plan stock	(32)		(46)				(46)
Balance, September 30, 2003	13,016	$130	$103,204	$(73,742)	$7,018	$(2,253)	$34,357
Comprehensive loss:
Net loss				(46,753)			(46,753)
Other comprehensive loss:
Foreign currency translation adjustment					6,285		6,285
Total comprehensive loss				(46,753)	6,285	—	(40,468)
Stock compensation			113				113
Supplemental retirement plan distributions						206	206
Balance, September 30, 2004	13,016	$130	$103,317	$(120,495)	$13,303	$(2,047)	$(5,792)

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002

OPERATING ACTIVITIES:
Net loss	$(46,753)	$(16,953)	$(31,751)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	600	900	1,713
Depreciation and amortization	27,433	24,928	21,342
Amortization of sale-leaseback gains	(69)	(4,949)	(4,855)
Impairment of goodwill	9,874	—	—
Stock issued for retirement plans, share incentive plan and other compensation	113	(46)	1,003
Gain on sale of assets	(168)	—	—
Write-off of deferred debt issuance costs included in interest expense	1,265	—	—
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	(13,044)	6,332	(607)
Inventory	(5,679)	(19,224)	2,358
Prepaid expenses and other current assets	9,472	(506)	(856)
Accounts payable and accrued expenses	14,062	(16,553)	5,503
Other	(14,030)	6,531	2,129
Net cash used in operating activities	(16,924)	(19,540)	(4,021)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,186)	(17,938)	(26,756)
Proceeds from sale of property, plant and equipment	203	2,110	1,503
Repurchase of leased assets	(36,961)	—	(17,156)
Proceeds from sale-leaseback	—	—	18,225
Collection of receivable from sale of division	—	—	23,212
Net cash from investing activities	(43,944)	(15,828)	(972)
FINANCING ACTIVITIES:
Debt issuance costs	(2,628)	(1,687)	(615)
Proceeds from term loan	50,000	—	993
Borrowings under line of credit agreement, net	17,637	28,670	—
Principal payments on term loan	(6,250)	—	—
Redemption of industrial revenue bonds	—	(6,500)	—
Net cash from financing activities	58,759	20,483	378
Effect of exchange rate changes on cash	58	162	(3)
Change in cash and cash equivalents, net	(2,051)	(14,723)	(4,618)
Cash and cash equivalents, beginning	2,835	17,558	22,176
Cash and cash equivalents, ending	$784	$2,835	$17,558
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$19,101	$30,391	$31,518
Income taxes	—	—	—

See notes to consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2004, 2003 and 2002

(In thousands, except per share amounts)

1.             FUTURE OPERATIONS

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70 percent in aggregate outstanding principal amount of the Company’s 10¾ percent senior notes to recapitalize the senior notes. Pursuant to the agreement in principle, the Company did not pay the interest on the senior notes that became due on July 1, 2004.

The recapitalization will be accomplished through a prepackaged Chapter 11 plan of reorganization and will involve an exchange of the Company’s 10¾ percent senior notes pursuant to which the noteholders of $500,000 or more in principal amount (“large” beneficial holders) will receive 100 percent of the common equity of the reorganized private Company and new senior notes to be issued by the reorganized private Company. The new senior notes will have an aggregate principal amount of $50 million, a seven-year term and will be redeemable after the first year at declining premiums. Interest will accrue at a rate of 12 percent per annum, and may be paid in cash or in kind, unless certain minimum financial requirements are achieved, in which case the interest must be paid in cash. All of the Company’s existing stock will be canceled and the existing stockholders will receive a ratable portion of $2.5 million in cash. Under the prepackaged Chapter 11 plan, the Company will pay its trade creditors in full on a current basis.

The solicitation of votes for the prepackaged Chapter 11 plan commenced on November 1, 2004 and was concluded on November 24, 2004 with 95 percent of the dollar amount of “large” beneficial holders, counting only those claims that actually voted, voting in favor of the plan. “Small” note holders holding less than $500,000 in principal amount voted to reject the plan. However, the Company believes that the plan is nevertheless confirmable.

On December 1, 2004, the Company filed its voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. In order to fund normal operations during the bankruptcy proceedings, the Company entered into an agreement with GE Commercial Finance, which will provide $110 million of debtor-in-possession financing along with a best efforts commitment to syndicate an additional $15 million of debtor-in-possession financing during the Chapter 11 period. The financing facility was fully syndicated on December 27, 2005. The plan and debtor-in-possession financing facility provides sufficient liquidity during the bankruptcy proceedings.

On January 24, 2004 the Company announced that the U.S. Bankruptcy Court for the District of Delaware had approved its prepackaged recapitalization plan, which will significantly reduce the Company’s debt and cancel 100% of its existing common stock. The Company also announced that it had amended its plan to provide all “small” noteholders with the option of receiving either cash in an amount of $0.51 per $1.00 of their claims or new securities of the reorganized Company. For those “small” noteholders that receive cash, the Company has agreed to fund $0.02 of the $0.51 cash payment, with the balance to be provided by certain of the “large” noteholders, subject to the satisfaction of certain conditions. The Company’s $0.02 obligation will be funded by a portion of the $2.5 million contemplated to be distributed to the Company’s existing shareholders, who are not entitled to any distribution under the plan. The Company expects that its existing shareholders now will receive approximately 15% to 30% less than that amount, depending upon the number of “small” noteholders that elect to receive cash. Trade creditors will be paid in full pursuant to the plan. Subsequent to amending its plan, the Company reached an agreement with Ingalls & Snyder LLC, a representative of a significant number of the “small” noteholders that had previously voted to reject the plan, in satisfaction of its objection to the plan.

The Company expects to emerge from Chapter 11 during the first calendar quarter of 2005. Subject to certain closing conditions, GE Commercial Finance has also committed to provide $125 million of exit financing, of which $55 million will be a revolving credit facility, upon consummation of the Chapter 11 cases.

The Company’s liquidity generally depends on cash provided by operating activities and our GE Commercial Finance credit facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company, in conjunction with its advisors, is working to design and implement strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities. The Company classified the marketable securities held in trusts for its deferred compensation plan and its supplemental executive retirement plan as “trading” securities under Statement of Financial Accounting Standard (“SFAS”) No. 115. In accordance with the provisions of this statement, the investment balance was stated at fair market value, based on quoted market prices. Unrealized gains and losses were reflected in earnings; realized gains and losses were computed using the specific-identification method. As the assets held in the trusts reflected amounts due to employees or beneficiaries, but available for general creditors of the Company in the event the Company becomes insolvent, the Company recorded the investment balances in other assets and established a corresponding long-term liability. In the quarter ended March 31, 2004 the entire investment balance of approximately $13.4 million held in the deferred compensation and supplemental executive retirement plans was distributed to the participants in these plans pursuant to the terms of the plans.

Unrealized gains (losses) included in earnings were $126 and $(448) for fiscal 2003 and 2002 respectively.

Fair Value of Financial Instruments. As of September 30, 2004 and 2003 respectively, the fair value of all financial instruments, except for Senior Notes as defined herein, approximate their carrying amounts in the consolidated balance sheets. This is due to the short-term maturity of such instruments and the floating interest rate associated with certain instruments, which have the effect of repricing such instruments regularly. Senior Notes payable, with carrying values of $272,204 and $271,790 at September 30, 2004 and 2003 respectively have estimated fair values of $167,750 and $220,000 at September 30, 2004 and 2003 respectively.

Derivative Instruments. The Company records all derivatives as either assets or liabilities on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not have any derivative instruments at September 30, 2004 and 2003.

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

Intangibles and deferred finance charges include intellectual property, customer lists, goodwill and costs associated with the issuance of debt. Amortization of intangibles is being recognized using the straight-line method based upon the economic useful lives of the assets, principally over ten years. Amortization of deferred finance charges over the term of the related debt is included in net interest expense.

On October 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, all of which relates to AET’s acquisition of certain assets of QPF, L.L.C. completed on June 30, 2001, ceased on October 1, 2001. A Goodwill impairment loss of $9,874 was recognized in fiscal 2004 due to the decline in the Company’s market value as a result of the impending prepackaged Chapter 11 filing.

Stock Based Compensation. The Company maintains common stock option plans for key employees, directors and consultants under which the exercise price is generally not less than the fair value of the shares at the date of grant. The options generally vest at a rate of 25 percent per year. Vested employee options generally expire within three months of employment termination or three years after the death of the employee. Vested director options generally expire within three months of the resignation or within six months of the death of a director. All options expire upon the occurrence of the tenth anniversary of the grant date or upon other termination events specified in the plans. As of September 30, 2004, options to purchase 750 shares of Company common stock were available for issuance.

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company’s common stock at the date of the grant.

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for fiscal 2004, 2003 and 2002, the Company’s fiscal 2004, 2003 and 2002 net loss and loss per share on a pro forma basis would have been as follows:

	2004	2003	2002

Net Loss:
As reported	$(46,753)	$(16,953)	$(31,751)
Pro forma	(47,796)	(18,108)	(33,292)
Basic and Diluted Loss per Share:
As reported	(3.64)	(1.33)	(2.55)
Pro forma	(3.72)	(1.42)	(2.67)

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

Earnings Per Share. SFAS No. 128, “Earnings Per Share,” requires two presentations of earnings per share, “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding less contingently returnable shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Shares used in the calculation of basic and diluted earnings per share are calculated as follows:

	September 30, 2004	September 30, 2003	September 30, 2002

Weighted-average shares outstanding	12,833	12,741	12,748
Less:
Contingently returnable shares	—	—	283
Average common shares outstanding — basic and diluted	12,833	12,741	12,465

The Company has excluded 3,277, 3,104, and 2,785 of outstanding stock options from the computation of diluted earnings per share in 2004, 2003, and 2002, respectively, as they are anti-dilutive.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. “ FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46R, “Consolidation of Variable Interest Entities,” which replaced FIN 46. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46R, and their adoption has no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

3. INVENTORY

Inventory consisted of the following at September 30:

	2004	2003

Raw materials	$10,447	$7,412
Finished goods	48,277	45,105
	$58,724	$52,517

4. PROPERTY, PLANT, EQUIPMENT AND LEASE COMMITMENTS

Property, plant and equipment consisted of the following at September 30:

	2004	2003

Land	$1,823	$1,712
Buildings and improvements	52,966	51,770
Machinery and equipment	363,826	321,581
	418,615	375,063
Less accumulated depreciation	(159,011)	(133,195)
	259,604	241,868
Construction in progress	24,670	39,516
	$284,274	$281,384

Approximately $84,993 of fixed assets are located outside of the United States. Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was $25,166, $22,731 and $19,759 respectively.

The Company leases certain property and equipment under agreements generally with five years or less and may include certain renewal options. They also include early buyout options. Rental expense for the years ended September 30, 2004, 2003 and 2002 was approximately $2,116, $13,040 and $13,969 respectively.

On October 3, 2003, the Company repurchased all of the equipment leased pursuant to sale-leaseback transactions, which were originally entered into in January 1998 and March 2002. The minimum annual rental commitments under non-cancelable operating leases are as follows for each of the five years subsequent to September 30, 2004:

2004	$1,524
2005	1,123
2006	529
2007	360
2008	170
Thereafter	—
$3,706

5. INTANGIBLES AND DEFERRED FINANCE CHARGES

A summary of the components of intangibles and deferred finance charges are as follows:

		2004
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with defined lives:
Customer lists	5-15 years	$3,951	$3,111	$840
Deferred finance charges	2-10 years	13,083	3,753	9,330
Total		$17,034	$6,864	$10,170

		2003
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with defined lives:
Customer lists	5-15 years	$3,911	$2,563	$1,348
Deferred finance charges	2-10 years	11,980	2,823	9,157
Intangible assets with indefinite lives:
Goodwill		9,874	—	9,874
Total		$25,765	$5,386	$20,379

A goodwill impairment loss of $9,874 was recognized in fiscal 2004 due to the decline in the Company’s market value as a result of the impending prepackaged Chapter 11 filing.

In addition, on October 3, 2003, the Company replaced its existing revolving credit facility as described in Note 6 to the consolidated financial statements. As a result, $909 of deferred financing charges related to this previous credit facility was expensed in fiscal 2004.

Amortization expense in fiscal 2004, 2003 and 2002 was $2,095, $2,118 and $1,591, respectively.

The estimated annual amortization expense for the five fiscal years subsequent to September 30, 2004 is as follows:

2005	$9,798
2006	353
2007	8
2008	8
2009	3

In fiscal 2005 the Company expects to recapitalize its existing senior debt and re-finance its term and revolving debt. As a result, the remaining balances in deferred financing charges related to these facilities will be expensed and the balance in deffered financing charges of $9,330 as of September 30, 2004 has been classified as current.

6. LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2004	2003

Senior Notes payable on June 19, 2011 with 10.75 percent interest due semiannually on January 1 and July 1	$272,204	$271,790
Term note of $50,000 bearing interest at LIBOR plus 4.00 percent or prime plus 2.5 percent (5.25 percent at September 30, 2004)	46,307	—
Revolving credit facility of $60,000 bearing interest at LIBOR plus 3.00 percent or prime plus 1.5 percent (4.85 percent at September 30, 2004)	43,750	—
Revolving credit facility of $50,000 bearing interest at rates ranging from LIBOR plus 2.25 percent to 3.0 percent or prime plus 1.0 to 1.5 percent (5.25 percent at September 30, 2003)	—	28,670
	362,861	300,460
Less current portion	362,861	28,670
Total long-term debt	$—	$271,790

On June 19, 2001 the Company issued $275,000 of 10¾ percent senior notes due 2011 (the “Senior Notes”). The Senior Notes are unsecured obligations of AET. The indenture for the senior notes contains customary covenants and related provisions including a cross default provision based on the acceleration of debt under other significant debt instruments. The issue price of each senior note was $984.94 per $1,000 principal amount at maturity. The bond discount is being amortized over the life of the notes.

Interest on the senior notes is paid semi-annually on January 2 and July 1. Pursuant to the recapitalization plan discussed in further detail in Note 1 to the condensed consolidated financial statements, the Company did not pay the interest on the senior notes that became due on July 1, 2004. In addition, as a result of this and the intended recapitalization, the entire balance of the senior notes as September 30, 2004 of $272,204 has been classified as a current liability.

On October 3, 2003 the Company entered into a five-year $100,000 credit facility with GE Commercial Finance. The credit facility originally consisted of a $50,000 term loan and a $50,000 revolving line of credit. The Company amended this credit facility on March 23, 2004. This amended credit facility increased the Company’s revolving line of credit from the original $50,000 to $60,000 and reduced the EBITDA covenant through the third quarter of fiscal 2005.

On June 30, 2004 the Company amended its credit facility with GE Commercial Finance to, among other things, restate its minimum EBITDA covenant for the third quarter of fiscal 2004 from approximately $35,000 to $30,000 and its minimum fixed charge coverage ratio from 0.70 to 0.55. On October 1, 2004, the Company once again amended its credit facility to lower its minimum EBITDA covenant for the fourth quarter of fiscal 2004 from approximately 43,000 to 28,500 and its minimum fixed charge coverage ration from .85 to .55. Both of these amendments restricted the Company from paying interest due on the senior notes unless the Company had excess availability under the current credit facility of $20,000 after giving effect to such interest payment.

In conjunction with the announced plans to recapitalize the senior notes, the Company’s bank group led by GE Commercial Finance, agreed to waive any event of default arising from the current credit facility with respect to the non payment of interest on the senior notes. In addition GE Commercial Finance has committed to providing $125 million of debtor in possession (DIP) financing to the Company during the impending Chapter 11 period. As a result, the entire balances due on the existing revolving line of credit of $46,307 and term loan of $43,750 as of September 30, 2004 have been classified as current liabilities.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30:

	2004	2003

Accrued restructuring	$251	$838
Payroll & benefits	1,790	3,919
Market development, primarily customer rebates	9,836	3,919
Taxes and other	4,652	9,332
	$16,529	$18,008

Restructurings

In fiscal year 2004 the Company incurred restructuring expenses of $3,380 consisting primarily of professional fees paid in connection with prepackaged Chapter 11 filing.

In September 2003, the Company recorded a $639 restructuring charge as a result of the elimination of 40 full-time positions. The Company made payments related to this restructuring of $529 and $90 in fiscal years 2004 and 2003 respectively resulting in a balance of $20 as of September 30, 2004.

In September 2002, the Company recorded a $9,002 restructuring charge associated with the Company’s decision to close the Boston-based corporate office, a realignment of the Company’s business units and the reorganization of key roles and responsibilities. The reorganization eliminated 50 full-time positions. In 2003, the Company reduced the estimated costs to be incurred under the 2002 restructuring by $736 to reflect lower than anticipated costs of facility closure and other expenses. The following is a summary of the restructuring reserve as of September 30, 2004 of which $231 is included in accrued expenses and other liabilities and $498 is included in long-term liabilities.

	Employee Severance Costs	Facility Closure Costs	Other Costs	Total

Restructuring Charge	$4,221	$1,983	$510	$6,714
Payments/utilization for the period	(4,071)	(1,047)	(510)	(5,628)
Balance as of September 30, 2003	$150	$936	$—	$1,086
Payments/utilization for the period	(150)	(207)	—	(357)
Balance as of September 30, 2004	$—	$729	$—	$729

The Company announced a major restructuring of its Covington, Virginia manufacturing facility in 1998. The restructuring included the shutdown of certain assets and the elimination of approximately 200 full-time manufacturing and plant administrative positions. The Company recorded a charge of $14,980 in the fourth quarter of 1998 comprised of approximately $8,207 for ongoing operating lease commitments related to idled leased equipment, $4,100 in severance and outplacement costs, and $2,673 in other charges. In the quarter ended December 31, 2003, the Company repurchased the assets covered under these lease commitments and utilized the balance in the restructuring reserve as an offset to the purchase price of these assets. The following is a summary of the restructuring reserve as of September 30, 2004.

Lease Commitments

Balance as of September 30, 2002	$3,248
Payments/utilization for the period	(619)
Balance as of September 30, 2003	2,629
Payments/utilization for the period	(2,629)
Balance as of September 30, 2004	$—

8. INCOME TAXES

The provision for income taxes consisted of the following for the years ended September 30:

	2004	2003	2002

Current:
U.S. Federal	—	—	(2,045)
State	—	—	—
Total current	$—	$—	$(2,045)

Deferred:
U.S. Federal	—	—	2,045
State	—	—	—
Valuation Allowance	—	1,053	(2,045)
Total deferred	—	1,053	—
Total	$—	$1,053	$(2,045)

The components of the net deferred tax asset were as follows at September 30:

	2004	2003

Current Deferred Tax:
Accounts receivable	$630	$727
Inventory	2,343	1,612
Other liabilities	4,390	7,055
Valuation allowance	(7,363)	(9,394)
Net Current Deferred Tax Asset	$0	$0

Non Current Deferred Tax:
Property, plant and equipment	(39,519)	(46,702)
Other assets	4,325	9,511
Tax credits and loss carryforwards	86,318	68,173
Valuation allowance	(51,124)	(30,982)
Net Non-Current Deferred Tax Liability	0	0
Total Net Deferred Tax Asset	$0	$0

At September 30, 2004, the Company has, for income tax reporting purposes, federal net operating loss carryforwards of $212,162 (expiration commencing in 2006 through 2024) and state net operating loss carryforwards of $208,868 (limited by certain state tax statutes and expiration). The Company also has research and development credit carryforwards of $383, alternative minimum tax credit carryforwards of $2,881 and state investment tax credits of $319 (expiration commencing in 2005).

The Company has recorded a full valuation allowance in 2004 and 2003 against the deferred tax assets due to the uncertainty of realizing these assets.

The income tax expense of $1,053 in 2003 represents an adjustment to the valuation allowance against deferred taxes.

A reconciliation of the statutory federal income tax rate to the effective rate of the provisions for income taxes for the years ended September 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	4.0%	4.0%	4.0%
Subtotal	39.0%	39.0%	39.0%
Valuation allowance	(39.0)%	(45.6)%	(32.9)%
Total	—%	(6.6)%	6.1%

9. STOCKHOLDERS’ EQUITY

Tax benefits resulting from stock compensation expense allowable for U.S. federal income tax purposes in excess of the expense recorded in the consolidated statements of operations have been credited to additional paid-in capital.

In March 1998, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend consisting of one right, called a “Junior Preferred Stock Purchase Right” (a “Right”) to each share of Common Stock outstanding on March 9, 1998. Each share of Common Stock issued after that date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of Preferred Stock at an initial exercise price of $36, subject to adjustments for stock dividends, splits and similar events. The Rights are exercisable only if a person or group acquires 20 percent or more of AET’s Common Stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of AET’s Common Stock. The Rights may be redeemed by the Board of Directors at any time prior to the expiration of the rights plan on March 2, 2008 at a redemption price of $.01 each, and may be amended by the Board at any time prior to becoming exercisable. At September 30, 2004, there were 13,016 Junior Preferred Stock Purchase Rights outstanding. The Junior Preferred Rights and Junior Preferred Stock shall be canceled and deemed terminated upon the effective date of the Recapitalization Plan.

14

10. STOCK OPTIONS

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: expected volatility of approximately 80 percent, risk-free interest rates of approximately 3 percent, no distribution of dividends, and expected lives of 5 to 10 years. The weighted-average grant date fair value of options granted during the year was $1.41, $1.65 and $3.56 for 2004, 2003, and 2002 respectively.

Information concerning the Company’s option plans is as follows:

	Shares Under Option	Range of Exercise Prices	Weighted- Average Exercise Price	Exercisable

As of September 30, 2001	3,176	1.69-14.88	6.37	1,655

Granted	125	3.03-7.65	5.63
Exercised	(195)	2.13-6.75	5.10
Canceled	(321)	1.69-9.00	5.66
As of September 30, 2002	2,785	1.69-14.88	6.51	1,807

Granted	560	1.70-3.00	2.89
Exercised	—	—	—
Canceled	(241)	1.72-8.38	6.46
As of September 30, 2003	3,104	1.69-14.88	5.86	2,018

Granted	892	2.31-2.99	2.35
Exercised	—	—	—
Canceled	(719)	1.69-9.00	6.70
As of September 30, 2004	3,277	1.70-14.88	4.72	1,748

The following table summarizes information regarding stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 09/30/04	Weighted Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable as of 09/30/04	Weighted-Average Exercise Price

$1.00-5.00	1,729	8.4	$2.51	354	$2.51
5.01-7.50	969	5.8	6.20	820	6.20
7.51-10.00	501	1.8	8.16	496	8.17
10.01-12.50	24	2.7	11.75	24	11.75
12.51-15.00	54	1.2	13.84	54	13.84
	3,277	6.5	$4.72	1,748	$6.32

15

11. EMPLOYEE AGREEMENTS

The Company has entered into employment agreements extending for periods of up to three years with certain key officers of the Company. These officers, who in some cases also serve on the Board of Directors and are stockholders of the Company, are also eligible for performance bonuses. Total amounts payable under these agreements are $2,769.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company becomes involved in litigation that is incidental to its business. Management does not believe that the outcome of currently pending matters, either individually or in the aggregate, will have a material impact on financial position in the results of operations. See Note 4 for Operating Lease Commitments.

13. EMPLOYEE BENEFIT PLANS

Substantially all employees with more than three months of service (as defined) are eligible to participate in a Company savings and profit sharing plan. The plan provides for Board-approved matching contributions in varying amounts based on employee contribution percentages up to 3.5 percent of gross salary in Company common stock or cash, which are fully accrued in the accompanying consolidated financial statements for fiscal periods 2003 and 2002. As a result of the Company’s deteriorating financial condition and impending bankruptcy petition, the Board informed the Company in June, 2004 that it would not approve a Company matching contribution for fiscal 2004. Accordingly, the Company has not accrued for this employee benefit in fiscal 2004. The plan also provides for profit sharing contributions at the discretion of the Board of Directors. There were no contributions in 2004, 2003 and 2002.

The Company had a non-qualified deferred compensation plan for certain management employees. This plan allowed these employees to defer a portion of their salary and bonus until retirement or termination of their employment. At its election, the Company could make contributions to this plan representing a percentage of employee compensation. The employee could elect to have their deferred compensation invested in Company common stock or selected money market and mutual funds. A total of 43 shares of Company stock were held in treasury under this plan as of September 30, 2003. No company contributions were made to the plan in 2004. Company contributions made to the plan were $456 and $544 in 2003 and 2002, respectively. The deferred compensation liability was $3,840 and $3,213 as of September 30, 2003 and 2002, respectively, which has been included in long-term liabilities. The assets under the plan include Company stock of $107 and $206 as of September 30, 2003 and 2002, respectively, which is included as treasury stock and investments in money market and mutual funds of $3,733 and $3,007, which is included in other assets as of September 30, 2003 and 2002, respectively.

In April 1999, the Company implemented a Supplemental Executive Retirement Plan, which has been amended, under which certain executive employees will receive benefits monthly or lump sum equal to between 50 and 75 percent of the average of their compensation over the three highest years, which need not be consecutive, for a period of 10 years after retirement. The plan along with the non-qualified deferred compensation plan referred to above includes provisions which require certain minimum tangible net worth and interest coverage ratio levels which, if not achieved, could result in the immediate termination of the plan and distribution of funds to the participants. In March 2004 these conditions were not met triggering a full distribution, which totaled approximately $13.4 million, from the plans. This distribution had no effect on the cash, net loss or stockholders’ equity of the Company.

The following table sets forth the supplemental executive retirement plan’s funded status and obligation as of September 30,2003.

2003

Change in benefit obligation:
Benefit obligation at beginning of year	$7,751
Service cost	732
Interest cost	247
Actuarial loss	—
Plan distributions	493
Benefit obligation at end of year	9,223

Funded Status:
Projected benefit obligation in excess of plan assets	$9,223
Unrecognized actuarial gain (loss)	(14)
Net benefit liability	$9,209

The components of net periodic benefit costs for 2003 and 2002 are as follows:

	2003	2002

Service cost	$732	$2,111
Interest cost	247	299
Recognized actuarial (gain)/loss	—	(123)
Net periodic benefit cost	$979	$2,287

For measurement purposes, the annual rate of increase in compensation costs was assumed to be 0 percent in 2003. The discount rate used in determining the periodic benefit obligation was 3 percent in 2003.

14. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company sells its products under normal credit terms to a diverse base of customers in the packaging film conversion and consumer product markets, as well as other industries. The Company performs ongoing credit evaluations of its customers, and generally does not require collateral, although letters of credit may be required on certain foreign sales. A significant amount of sales were to converters of packaging films for end users in the beverage, candy and snack food industries. One converter customer accounted for approximately 14 percent of sales in fiscal 2004, 17 percent of sales in fiscal 2003 and 18 percent of sales in fiscal 2002. A second converter customer accounted for approximately 15 percent of sales in fiscal 2004, 14 percent in fiscal 2003 and 12 percent in fiscal 2002. Finally, a third converter customer accounted for approximately 11 percent of sales in fiscal 2004, 12 percent in fiscal 2003 but less than 10 percent of sales in fiscal 2002. No other customer accounted for more than 10 percent of sales in 2004, 2003 and 2002.

Information by geographic location was as follows for the years ended September 30:

	2004	2003	2002

Sales:
United States	$211,404	$198,647	$210,619
Foreign	54,137	48,717	41,473
	$265,541	$247,364	$252,092

Operating profit (loss):
United States	$(10,753)	$9,288	$(8,098)
Foreign	732	4,724	3,449
	$(10,021)	$14,012	$(4,649)

No individual country, other than the United States, comprised more than 10 percent of consolidated sales.

15. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 2004 and 2003 were as follows:

	Net Sales	Gross Profit	Net Loss	Loss Per Share Basic	Loss Per Share Diluted

September 30, 2003
1st quarter	$59,361	$12,182	$(3,258)	(.26)	(.26)
2nd quarter	62,850	12,719	(3,110)	(.24)	(.24)
3rd quarter	67,012	12,262	(1,261)	(.10)	(.10)
4th quarter	58,141	7,047	(9,324)	(.73)	(.73)
September 30, 2004
1st quarter	57,575	9,533	(8,217)	(.64)	(.64)
2nd quarter	70,277	9,913	(6,035)	(.47)	(.47)
3rd quarter	69,247	7,509	(18,645)	(1.45)	(1.45)
4th quarter	68,442	5,439	(13,856)	(1.08)	(1.08)

APPLIED EXTRUSION TECHNOLOGIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2004, 2003 and 2002

(In thousands)

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts:
2004	$1,864	$600	$849	$1,615
2003	1,783	900	819	1,864
2002	1,801	1,713	1,731	1,783

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applied Extrusion Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Extrusion Technologies, Inc. and its subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Item 15A. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the year ended September 30, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company is in default under certain of its outstanding senior redeemable notes and bank credit facilities, which resulted in all outstanding senior redeemable notes and bank credit facilities being classified in current liabilities. Accordingly, the Company’s current liabilities significantly exceed its current assets. As further discussed in Notes 1 and 6 to the consolidated financial statements, the Company will require additional funding to continue its operations. However, as also discussed in Note 1 to the consolidated financial statements, the Company’s plan of reorganization was confirmed by the Bankruptcy Court on January 24, 2005, and the Company has $125 million of committed exit financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties concerning the Company’s future.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 1, 2005