Form 10-Q
period 2004-12-31
APPLIED EXTRUSION TECHNOLOGIES INC /DE
filed 2005-02-28
CIK 874389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of February 28, 2005 was 12,833,532.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,083	$784
Accounts receivable, net of allowance for doubtful accounts of $1,478 at December 31, 2004 and $1,615 at September 30, 2004	42,690	46,163
Inventory	63,252	58,724
Prepaid expenses and other current assets	13,779	14,315
Total current assets	122,804	119,986
Property, plant and equipment, net	282,838	284,274
Other intangible assets, net	723	840
Other assets	3,757	2,396
Total assets	$410,122	$407,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Senior notes	$272,308	$272,204
Current portion of long-term debt	70,000	43,750
Revolving debt	25,933	46,307
Accounts payable	17,726	9,294
Accrued expenses and other current liabilities	15,511	16,529
Accrued interest	30,002	23,705
Total current liabilities	431,480	411,789

Long-term liabilities	1,104	1,499
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000 shares, of which 300 are designated Junior Preferred Stock; no stock issued and outstanding
Common stock, $.01 par value; 30,000 shares authorized; 13,016 shares issued at December 31, 2004 and September 30, 2004	130	130
Additional paid-in capital	103,317	103,317
Accumulated deficit	(139,961)	(120,495)
Accumulated comprehensive income	16,099	13,303
	(20,415)	(3,745)
Treasury stock, at cost, 183 shares at December 31, 2004 and September 30, 2004	(2,047)	(2,047)
Total stockholders’ equity	(22,618)	(5,792)
Total liabilities and stockholders’ equity	$410,122	$407,496

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

	2004	2003
Net Sales	$67,405	$57,575
Cost of sales	63,849	48,042
Gross profit	3,556	9,533

Operating expenses:
Selling, general and administrative	5,456	5,478
Research and development	1,787	1,666
Restructuring expenses	3,753	—
Total operating expenses	10,996	7,144

Operating profit (loss)	(7,440)	2,389

Interest expense, net:
Interest expense	(12,026)	10,606

Net loss	$(19,466)	$(8,217)

Basic and diluted loss per common share	$(1.52)	$(.64)

Weighted average shares outstanding:
Basic and diluted	12,833	12,833

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended December 31, 2004 and 2003

(Unaudited)

(In thousands, except per share data)

Net loss	$(19,466)	$(8,217)
Exchange rate changes	2,796	3,082
Comprehensive loss	$(16,670)	$(5,135)

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2004 and 2003

(In thousands)

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(19,466)	$(8,217)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	150	150
Depreciation and amortization	7,423	7,234
Amortization of sale-leaseback gains	—	(69)
Stock issued for retirement plans, share incentive, and other compensation	—	113
Gain on sale of assets	—	(168)
Write-off of deferred debt issuance costs included in interest expense	2,636	1,265
Changes in assets and liabilities, net of assets acquired and divested:
Accounts receivable	3,529	(820)
Inventory	(3,993)	(8,726)
Prepaid expenses and other current assets	(2,196)	(1,187)
Accounts payable and accrued expenses	13,144	9,950
Other	(2,099)	212
Net cash used in operating activities	(872)	(263)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(984)	(2,412)
Proceeds from sale of property, plant and equipment	—	203
Repurchase of leased assets	—	(36,961)
Net cash used in investing activities	(984)	(39,170)

FINANCING ACTIVITIES:
Debt issuance costs	(1,774)	(1,664)
Proceeds from term loan	70,000	50,000
Payments under line of credit agreement, net	(20,374)	(9,158)
Principal payment on term loan	(43,750)	(1,563)
Net cash from financing activities	4,102	37,615

Effect of exchange rate changes on cash	53	12
Change in cash and cash equivalents, net	2,299	(1,806)
Cash and cash equivalents, beginning	784	2,835
Cash and cash equivalents, ending	$3,083	$1,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, including capitalized interest	$2,643	$1,457
Income taxes	—	—

See notes to condensed consolidated financial statements.

APPLIED EXTRUSION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 31, 2004 and 2003

(In thousands, except share and per share data)

1.              Basis of Presentation

These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.  These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended September 30, 2004 filed with the Securities and Exchange Commission.

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

2.              Future Operations

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70 percent in aggregate outstanding principal amount of the Company’s 10¾ percent senior notes to recapitalize the senior notes. Pursuant to the agreement in principle, the Company did not pay the interest on the senior notes that became due on July 1, 2004 and January 2, 2005.

The recapitalization will be accomplished through a prepackaged Chapter 11 plan of reorganization and will involve an exchange of the Company's 10 3/4 percent senior notes. As originally proposed, the noteholders of $500,000 or more in principal amount ("large" beneficial holders) would have received 100 percent of the common equity of the reorganized private Company and new senior notes to be issued by the reorganized private Company, and the other noteholders would have received cash in an amount equal to the fair market value of their notes. All of the Company's existing stock would have been canceled and the existing stockholders would have received a ratable portion of $2.5 million in cash. The proposed plan also provided that the Company would pay its trade creditors in full on a current basis.

The solicitation of votes for the prepackaged Chapter 11 plan commenced on November 1, 2004 and was concluded on November 24, 2004 with 95 percent of the dollar amount of “large” beneficial holders, counting only those claims that actually voted, voting in favor of the plan. “Small” note holders holding less than $500,000 in principal amount voted to reject the plan.

On December 1, 2004, the Company filed its voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. In order to fund normal operations during the bankruptcy proceedings, the Company entered into an agreement with GE Commercial Finance, which provided $125 million of debtor-in-possession financing. The financing facility was fully syndicated on December 27, 2004. The plan and debtor-in-possession financing facility provides sufficient liquidity during the bankruptcy proceedings.

On January 24, 2004 the Company announced that the U.S. Bankruptcy Court for the District of Delaware had approved its prepackaged recapitalization plan. The Company also announced that it had amended its plan to provide all “small” noteholders with the option of receiving either cash in an amount of $0.51 per $1.00 of their claims or new securities of the reorganized Company. For those “small” noteholders that receive cash, the Company has agreed to fund $0.02 of the $0.51 cash payment, with the balance to be provided by certain of the “large” noteholders, subject to the satisfaction of certain conditions. The Company’s $0.02 obligation will be funded by a portion of the $2.5 million contemplated to be distributed to the Company’s existing shareholders, who are not entitled to any distribution under the plan. The Company expects that its existing shareholders now will receive approximately 15% to 30% less than that amount, depending upon the number of “small” noteholders that elect to receive cash. Trade creditors will be paid in full pursuant to the plan. Subsequent to amending its plan, the Company reached an agreement with Ingalls & Snyder LLC, a representative of a significant number of the “small” noteholders that had previously voted to reject the plan, in satisfaction of its objection to the plan.

The new securities of the reorganized company, which will be issued to “large” noteholders and the “small” noteholders not electing cash, will consist of new senior notes and all of the common stock of the company.  The new senior notes will have an aggregate principal amount of $50 million, a seven-year term and will be redeemable after the first year at declining premiums.  Interest will accrue at a rate of 12 percent per annum, and may be paid in cash or in kind, unless certain minimum financial requirements are achieved, in which case the interest must be paid in cash.  The reorganized company will not be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company expects to emerge from Chapter 11 during the first calendar quarter of 2005. Subject to certain closing conditions, GE Commercial Finance has also committed to provide $125 million of exit financing, of which $55 million will be a revolving credit facility, upon consummation of the Chapter 11 cases.

The Company’s liquidity generally depends on cash provided by operating activities and our GE Commercial Finance credit facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company, in conjunction with its advisors, is implementing strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

3.              Inventories

Inventories are valued at the lower of cost or market, with cost determined using an average-cost method.  Inventories consisted of the following on December 31, 2004 and September 30, 2004:

	December 2004	September 2004
Raw materials	$10,942	$10,447
Finished goods	52,310	48,277
Total	$63,252	$58,724

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

Interest on the senior notes is paid semi-annually on January 2 and July 1. Pursuant to the recapitalization plan discussed in further detail in Note 2 to the condensed consolidated financial statements, the Company did not pay the interest on the senior notes that became due on July 1, 2004 and January 2, 2005. In addition, as a result of this and the intended recapitalization, the entire balance of the senior notes as December 31, 2004 of $272,308 has been classified as a current liability.

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

On June 30, 2004 the Company amended its credit facility with GE Commercial Finance to, among other things, restate its minimum EBITDA covenant for the third quarter of fiscal 2004 from approximately $35,000 to $30,000 and its minimum fixed charge coverage ratio from 0.70 to 0.55. On October 1, 2004, the Company once again amended its credit facility to lower its minimum EBITDA covenant for the fourth quarter of fiscal 2004 from approximately 43,000 to 28,500 and its minimum fixed charge coverage ratio from .85 to .55. Both of these amendments restricted the Company from paying interest due on the senior notes unless the Company had excess availability under the current credit facility of $20,000 after giving effect to such interest payment.

In conjunction with the announced plans to recapitalize the senior notes, the Company’s bank group, led by GE Commercial Finance, agreed to waive any event of default arising from the current credit facility with respect to the non payment of interest on the senior notes.

In the quarter ended December 31, 2004 the Company entered into a super-priority debtor in possession loan agreement (the “DIP Credit Facility”) with GE Commercial Finance.  The DIP Credit Facility consists of a Revolving Credit Facility of up to $55,000, a Term Loan of up to $50,000 and a last out Term Loan of up to $20,000.  The proceeds from the term loans of $70,000 were used to pay-off the existing term loan and a portion of the revolving debt with GE Commercial Finance.  The DIP Credit Facility will be replaced with the exit financing referred to in Note 2 to the condensed consolidated financial statements upon the Company’s emergence from Chapter 11 in the first calendar quarter of fiscal 2005.  As a result, the entire balances due on the existing revolving line of credit of $25,933 and term loan of $70,000 as of December 31, 2004 have been classified as current liabilities.

5.              New Accounting Pronouncements

A summary of the impact of certain new accounting pronouncements on the Company’s business follows.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51. “ FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46R, “Consolidation of Variable Interest Entities,” which replaced FIN 46. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46R, and their adoption had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Noncontrolling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’” The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of December 31, 2004.

6.              Restructuring

In the quarter ended December 31, 2004, the Company incurred restructuring expenses of $3,753 consisting primarily of professional fees paid in connection with the recapitalization of the Company’s senior notes as detailed in Note 2 to the condensed consolidated financial statements.

In September 2003, the Company recorded a $639 restructuring reserve as a result of the elimination of 40 full-time positions.  As of December 31, 2004 all payments required under this restructuring program had been made.

In September 2002, the Company recorded a $9,002 restructuring reserve associated with the Company’s decision to close the Boston-based corporate office, realign the Company’s business units and reorganize key roles and responsibilities.  The reorganization eliminated 50 full-time positions.  The following is a summary of this restructuring reserve as of December 31, 2004 and 2003, of which $238 and $291 are included in accrued expenses and other current liabilities and $475 and $639 are included in long-term liabilities respectively.

	Employee Severance Costs	Facility Closure Costs	Total

Balance as of September 30, 2004	$—	$729	$729
Payments/utilization for the period	—	(16)	(16)
Balance as of December 31, 2004	$—	$713	$713

	Employee Severance Costs	Facility Closure Costs	Total

Balance as of September 30, 2003	$150	$936	$1,086
Payments/utilization for the period	(73)	(83)	(156)
Balance as of December 31, 2003	$77	$853	$930

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

If compensation cost for stock option grants and the Company’s Employee Stock Purchase Plan had been determined based on the fair value of the grant for the three months ended December 31, 2004 and 2003, the effect on the Company’s net loss and loss per share on a pro forma basis would have been as follows:

	Three Months Ended
	December 31, 2004	December 31, 2003
Net Loss:	$(19,466)	$(8,217)
As reported
Less: stock based compensation expense determined under fair value based method for all awards	142	259
Pro forma	(19,608)	(8,476)
Basic and Diluted Loss per Share:
As reported	(1.52)	(.64)
Pro forma	(1.53)	(.66)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.  There were no options granted during the three months ended December 31, 2004.

An aggregate of 3,194,000 and 3,481,375 potential common shares related to all stock options outstanding as of December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share because they are anti-dilutive.

8.              Company Benefit Plans

Pursuant to the terms of the Supplemental Retirement Plans that were established for 41 members of the management of the Company, the proceeds in the rabbi trusts, of which they were beneficiaries, were distributed to the participants.  This distribution, which totaled approximately $13.4 million and was funded through investments set aside in the aforementioned rabbi trusts, took place in the second quarter of fiscal 2004 and had no effect on the cash, net loss or stockholders’ equity of the Company.

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

You should consider the risks set forth in Item 7 and Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and elsewhere in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise the forward-looking statements included in this Quarterly Report to reflect any future events or circumstances.

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2004 WITH THE QUARTER ENDED DECEMBER 31, 2003

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

For the purposes of this discussion and analysis, the periods ended December 31, 2004 and 2003 are referred to as the first quarters of fiscal 2005 and 2004, respectively.  All dollar amounts are in thousands.

Results of Operations

	Three months ended December 31,
	2005	2004
	%	%
Sales	100.0%	100.0%
Cost of sales	94.7	83.4
Gross profit	5.3	16.6
Selling, general and administrative	8.1	9.5
Research and development	2.6	2.9
Restructuring expenses	5.6	—
Operating profit (loss)	-11.0	4.1
Interest expense, net	17.9	18.4
Net income (loss)	-28.9	-14.3

First Quarter 2005 Results

Sales for the first quarter of fiscal 2005 of $67,405 were $9,830, or 17 percent higher compared with the first quarter of fiscal 2004.  The majority of this increase is attributable to a 15.5 percent increase in overall unit volume.  Net selling prices increased approximately 1.5 percent in the first quarter of fiscal 2005 compared to the same quarter in fiscal 2004. The average selling price reflects a unit price increase of approximately six percent, which was largely offset by a less favorable sales mix.

Sales outside the United States were 18.5 percent of sales for the first quarter of fiscal 2005 and 19.2 percent of sales for the first quarter of fiscal 2004.  Sales outside the United States generated an operating loss of $506 in the first quarter of fiscal 2005 compared with an operating profit of $589 in the first quarter of fiscal 2004.

Gross profit for the first quarter of fiscal 2005 of $3,556, was $5,977, or 62.7 percent, lower than the first quarter of fiscal 2004.  The reduction in gross profit is principally due to a 15 percent increase in unit cost driven by increased raw material costs of approximately 40 percent.  Gross margin for the quarter was 5.3 percent versus 16.6 percent in fiscal 2004.

Selling, general and administrative expense were $5,456, or 8.1 percent of sales, for the first quarter of fiscal 2005 compared with $5,478, or 9.5 percent of sales, for the same period in fiscal 2004.

Research and development expense was $1,787, or 2.6 percent of sales for the first quarter of fiscal 2005 versus $1,666, or 2.9 percent of sales, for the first quarter of fiscal 2004.  The Company expects to continue to spend approximately 3 percent of its sales on the development of new high value films.

The Company incurred $3,753 in restructuring expenses in the first quarter of fiscal 2005 consisting primarily of professional fees paid in connection with the recapitalization of the Company’s senior notes (see Note 2 to the condensed consolidated financial statements).

Interest expense for the first quarter of fiscal 2005 of $12,026 was $1,420 higher than the first quarter of fiscal 2004.  The increase is primarily due to higher average debt balances in combination with a rise in interest rates.  Interest expense for the first quarter of fiscal 2005 includes approximately $2,600 of write-offs of deferred debt expenses necessitated by the replacement of the Company’s existing debt with debtor in possession financing.  In the first quarter of fiscal 2004 interest-expense included approximately $2,200 of nonrecurring expenses associated with the Company’s refinancing on October 3, 2003.

The net loss for the first quarter of fiscal 2005 was $19,466, or $1.52 per share, compared with a net loss of $8,217, or $.64 per share, for the first quarter of fiscal 2004.

The effective income tax rate for the first quarters of fiscal 2005 and 2004 was zero.

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

On July 30, 2004 the Company announced that it had reached an agreement in principle with six bondholders holding over 70 percent in aggregate outstanding principal amount of the Company’s 10¾ percent senior notes to recapitalize the senior notes. Pursuant to the agreement in principle, the Company did not pay the interest on the senior notes that became due on July 1, 2004 and January 2, 2005.

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

The Company’s liquidity generally depends on cash provided by operating activities and our GE Commercial Finance credit facility. The ability of the Company to continue as a going concern depends, among other things, on: (i) the Company’s ability to maintain adequate cash on hand; (ii) the Company’s ability to generate cash from operations; (iii) the duration and outcome of the recapitalization process; and (iv) the Company’s ability to achieve profitability following a recapitalization. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company, in conjunction with its advisors, is implementing strategies to provide adequate liquidity for the Company. However, there can be no assurance as to the success of such efforts.

Operating Activities

Operating activities for the first three months of fiscal 2005 used $872 of cash, which was the result of a net loss before depreciation and other non-cash charges of $9,257, partially offset by cash provided by changes in working capital of $8,385. The most significant contributor to the positive working capital movement was the $13,144 increase in accounts payable and accrued expenses.  This increase is due to a combination of factors such as the re-establishment of credit terms with major suppliers, bankruptcy court orders delaying the payment of pre-petition debt and an increase in accrued interest on the Company’s senior debt.

Investing Activities

In the first three months of fiscal 2005, investing activities used $984 of cash for additions to property, plant and equipment.

Financing Activities

In the three months ended December 31, 2004 financing activities generated $5,039 of cash due to $70,000 of proceeds received under the term loans provided as part of the debtor-in-possession financing package offset by the repayment of the $43,750 principal balance on the previous term loan, payment of $1,774 in debt issuance costs and a net reduction of $20,374 in revolving debt.

Contractual Obligations

Below is a summarized list of the Company’s contractual obligations relating to debt and non-cancelable operating leases, employment and severance agreements at December 31, 2004.

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Contractual Obligations (payments due by period):
Term loans (including interest)	$70,000	$70,000	$—	$—	$—
Operating leases	3,324	1,424	1,461	439	—
Employment agreements	2,187	1,876	311	—	—
Total Contractual Obligations	$75,511	$73,300	$1,772	$439	$—

The entire balance of the term loans of $70,000 will be paid off as part of the exit financing package that will be provided by GE Commercial Finance upon emergence from Chapter 11.  The Company expects to emerge from Chapter 11 in the first calendar quarter of fiscal 2005.  In addition, no future contractual obligation amounts have been listed with respect to the Company’s senior notes due to the expected recapitalization of these notes in fiscal 2005.

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

In fiscal 2004 and the first quarter of fiscal 2005, the Company has been unsuccessful in passing through price increases to its customers sufficient to offset all of the increases in the prices of its raw materials.

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities.  The FASB then issued FIN 46R, “Consolidation of Variable Interest Entities,” which replaced FIN 46.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company has adopted both FIN 46 and FIN 46R, and their adoption had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of SFAS 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, “Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatory Redeemable Non-controlling Interests Under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’”  The Company does not have any significant financial instruments with characteristics of both liabilities and equity as of December 31, 2004.

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

Concentrations of Credit Risk.  Financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.  The Company’s allowance for doubtful accounts is calculated based primarily upon historical bad debt experience and current market conditions.  Over the past five years, annual bad debt expense has averaged approximately $750 and ranged from $400 in fiscal 2001 to $1,713 in fiscal 2002.  The significant financial deterioration of any significant customers, including a filing for bankruptcy, could impact their ability to satisfy their receivables with the Company.  While we believe our allowance for bad debts at December 31, 2004 of $1,478 is adequate, an unanticipated increase in customer bankruptcies or other financial difficulties would require the Company to increase its provision for bad debts and ultimately increase its allowance for future bad debts.

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

Excess of Cost Over Fair Value of Net Assets Acquired.  The excess of cost over fair value of net assets acquired (goodwill) is evaluated annually for impairment in accordance with SFAS 142.  We have one reporting unit and estimate fair value based on a variety of market factors, including discounted cash flow analysis, market capitalization, and other market-based data.   As indicated in Note 9 to the condensed consolidated financial statements, a full impairment of our goodwill balance of $9,874 was recognized in fiscal 2004.  This impairment was necessitated by the circumstances surrounding the Company’s plan to recapitalize its senior notes through a prepackaged Chapter 11 plan of reorganization as detailed in Note 2 to the condensed consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks, and the ways it manages them, are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004.  There have been no material changes in the first quarter of fiscal 2005 to such risks or the Company’s management of such risks.

ITEM 4.                           CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 and concluded that the Company’s controls and procedures relating to the processing of routine and non-routine transactions were effective to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 1, 2004, the Company filed its voluntary, prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (see Note 2 to the condensed consolidated financial statements).

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been fully adjudicated.  These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4.  Submission of Matters is Vote of Security Holders.

On November 1, 2004, the Company Commenced a Solicitation of Votes for the Company’s prepackaged Chapter 11 plan of reorganization (the “Plan”) in order to recapitalize the Company’s 10 3/4 Series B Notes due 2011 (the “Senior Notes”).  The Company selected the votes of two groups of bondholders: "large" beneficial holders of $500,000 or more in principal amount of Senior Notes and "small" beneficial holders of less than $500,000 in principal amount of Senior Notes.  The solicitation of votes for the prepackaged Chapter 11 plan was concluded on November 24, 2004 with 95 percent of the dollar amount of “large” beneficial holders, counting only those claims that actually voted, voting in favor of the plan.  “Small” note holders holding less than $500,000 in principal amount voted to reject the plan.  The vote of the “large” beneficial holders was sufficient to approve the filing of the Plan.  See note 2 to the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.            Exhibits

10.1(a)	Sixth Amendment to Credit Agreement, dated as of October 1, 2004
10.2(a)	Second Amendment to the Restructuring Agreement, dated as of October 1, 2004
10.3(b)	Third Amendment to the Restructuring Agreement dated as of October 18, 2004
10.4(c)	Fourth Amendment to the Restructuring Agreement dated as of October 25, 2004
10.5(d)	Seventh Amendment to the Credit Agreement, dated as of October 29, 2004
10.6(e)	Fifth Amendment to the Restructuring Agreement dated as of November 4, 2004
10.7(f)	DIP Credit Agreement with GE Commercial Finance, as agent, dated as of December 2, 2004
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

99.1(g)	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

*                                         Filed herewith.

(a)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 6, 2004.
(b)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 20, 2004.
(c)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 24, 2004.
(d)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 1, 2004.
(e)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 18, 2004.
(f)	Filed as an exhibit to the Registrant’s Form 8-K filed on December 7, 2004.
(g)	Contained in Exhibits to the Registrant’s Form 10-K for the fiscal year ended September 30, 2004.

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
February 28, 2005